Form 10KSB
period 1996-01-31
GALT FINANCIAL CORP
filed 1996-05-16
CIK 832324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 31, 1996.

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from               to


Commission File No. 33-21443

                           Galt Financial Corporation
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)


         Colorado                                         84-1077246
- -------------------------------                         ---------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)


26 West Dry Creek Circle, #600
Littleton, Colorado                                          80120
- ---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (303) 794-9450
                                                         --------------


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

     The   aggregate   market   value  of  the  common   voting  stock  held  by
non-affiliates as of April 30, 1996: Not Determinable.

     Shares  outstanding  of the  issuer's  common  stock as of April 30,  1996:
17,816,667 shares.

     The issuer's revenues for its most recent fiscal year: $ -0-
                                                            -----

                                     PART I

Item 1.  Description of Business.

     (a) General Development of Business.

     Galt Financial Corporation (the "Company") was organized as a Colorado corporation on June 15, 1987, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company was formed to seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

     The Company sold 2,000,000 Units at $.125 per Unit, for net proceeds of $226,703 in a public offering which had its final closing on March 1, 1989. Each Unit consisted of one share of the Company's $.0001 par value common stock and one Class a Common Stock Purchase Warrant. The Class A Common Stock Purchase Warrants expired without being exercised.

     On May 9, 1990, the company acquired all of the outstanding common stock of Metropolitan Golf Club, Inc. ("MGC") in exchange for 4,800,000 shares of Galt's $.0001 par value common stock. MGC was incorporated in the State of Colorado on June 29, 1989 and operated an indoor golf driving range and practice facility which was closed in November 1990 and all of MGC's operations ceased in December 1990.

     On March 24, 1995, the Company sold its MGC common stock to an unrelated third party. Galt paid $1,000 to the buyer to complete the sale and in order to dispose of the subsidiary corporation.

     The Company was the subject of receivership proceedings which commenced in October 1991 seeking the Company's dissolution. The receiver was attempting to collect a $75,000 note receivable due to the Company from an entity owned by the Company's Secretary/Treasurer. The proceeds were to be used to settle with the Company's and MGC's creditors. During the course of the receivership Galt received a judgment for collection of the $75,000 note receivable.

     In October 1993, the Company entered into an Amended Stipulation and Agreement terminating the liquidation proceedings. The Amended Stipulation and Agreement provided the following settlement terms.

          (a) The Company's Secretary/Treasurer agreed to purchase numerous unsecured claims against the Company and MGC. The claims totalled $24,146 and were settled by the Secretary/Treasurer for $9,140. In April 1994, the Company paid the Secretary/Treasurer $24,146 for settlement of the claims.

          (b) The related entity paid to the Receiver, for the benefit of the Company, $18,000 to settle and compromise the judgment held by the Company. The $18,000 was used to pay the costs, expenses and legal fees of the Receiver and to pay the costs incurred by another creditor.

          The Company wrote off the remaining note receivable balance of $57,000 and an additional $2,000 advance to the related entity resulting in a $59,000 bad debt expense.

          (c) The Company's current Secretary/Treasurer agreed to purchase all of the shares of the Company's common stock owned (approximately 4,800,000) by a former officer of the Company for $5,000.00.

     Effective June 30, 1995, the Company authorized the issuance of 216,667 shares of common stock to two persons who had invested an aggregate of $6,500 in 1990 but who had never received the shares they had purchased from the Company. These shares have been included on the attached balance sheet and are represented in the 17,816,667 shares shown as presently issued and outstanding.

     (b) Financial Information about Industry Segments

     The Registrant does not presently have separate industry segments.

     (c) Narrative Description of the Business

     The Company is continuing to look for an appropriate business acquisition.

     General

     The Company's business plan has been to seek one or more potential business ventures, anywhere in the United States, which, in the opinion of management may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in a business venture of essentially any kind or nature. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management.

     The Company will be subject to certain reporting obligations to the Securities and Exchange Commission and must submit certain information about significant acquisitions including certified financial statements for up to two prior fiscal years. Thus, it is the intention of management to look for acquisitions which can meet these requirements.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture in its preliminary or development stage, may participate in a business which is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

     The Company may acquire a business venture by conducting a reorganization involving the issuance of securities in the Company. Due to the requirements of certain provisions of the Internal Revenue Code of 1986 (as amended) in order to obtain certain beneficial tax consequences in such reorganizations, the number of shares held by all of the present shareholders of the Company prior to such transaction or reorganization, may be substantially less than the total outstanding shares held by such shareholders in any reorganized entity. As noted above, such a transaction may be based upon the sole determination of management without any vote or approval by the shareholders of the Company. The result of any such reorganization could be dilution to the shareholders of the Company prior to such reorganization. If the Company were to issue substantial additional securities in any such reorganization, or otherwise, such issuance may have an adverse effect on any trading market which may develop in the Company's securities in the future.

     On April 22, 1996, the Company entered into a letter of intent to acquire Perry Williams, Inc. ("PWI"). Under the terms of the letter of intent the Company will issue 4,350,000 shares of its $.0001 par value common stock in exchange for all of the issued and outstanding common stock of PWI. Prior to the closing the Company will effect a 1 for 47.51 reverse split of its common stock. As a condition of closing, PWI must complete a private placement of $300,000 and have net proceeds of at least $250,000 after payment of commissions and expenses. In addition, the Company plans to sell 175,000 common stock purchase warrants each to Newport Capital Partners, Inc. and Creative Business Concepts, Inc., a related party, for a total purchase price of $35 if the acquisition is competed. The warrants will be exercisable at $4.00 per share.

     The Company and PWI are responsible for their own costs of the acquisition. If the acquisition is not consummated due to the failure of the Company or PWI to perform its obligations under the agreement (including the $300,000 private placement) or because of misrepresentations, then the failing party shall be responsible to pay the other party's acquisition costs not to exceed $20,000.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

     The registrant currently has no foreign operations or export sales.

Item 2.  Properties.

     The  Registrant  presently  has  no  significant   properties  or  business
operations. The Registrant uses the mailing address of its President for its office address.

Item 3.  Legal Proceedings.

     The Company is not currently a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company is not quoted or publicly traded and has not traded for the last three calendar years to the best knowledge of the Company's management.

     (b) Holders.

     The approximate number of record holders of the registrant's common stock as of May 1, 1996 is 330.

     (c) Dividends.

     The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     Plan of Operation.

     The Company currently has no business operations. The Company will continue to look for a business acquisition or merger. The Company has no significant cash or other assets. Certain persons who are either shareholders or officers of the Company have agreed to advance funds to the Company as needed to maintain its corporate existence, continue its SEC filings and to pursue a business acquisition.

Item 7.  Financial Statements.

     Audited financial statements as of January 31, 1996 and for the years ended January 31, 1996 and 1995, are included herewith.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     The registrant is not aware, and has not been advised by its accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act.

     (a) Identification of Directors.

     The current directors of the Registrant will serve until the next annual (or special in lieu of annual) meeting of shareholders at which directors are elected and qualified. Name, period served and positions held with the Company are as follows:

                        Period Served                      Positions
Name                    As Director                      With Company
- ----                    --------------                   ------------

Earnest Mathis          From March 31,                   President
                        1994 to present                  Director

Kenneth J. Wolf         From March 31,                   Secretary,
                        1994, to present                 Treasurer and
                                                         Director

Gary J. McAdam          From March 31,                   Director
                        1994, to present


     (b) Identification of Executive Officers.

     Same as above.

     (c) Identification of Certain Significant Employees.

     None.

     (d) Family Relationships.

     None.

     (e) Business Experience.

     (1) Background.

     Earnest Mathis. From August 1993 to the present, Mr. Mathis has served as Secretary and a director of Creative Business Concepts, Inc., a firm specializing in venture capital and mergers and acquisitions. From January 1987 to the present, Mr. Mathis has owned Inverness Investments, a firm specializing in mergers and acquisitions and investments in privately and publicly-held companies. From May 1988 to the present, Mr. Mathis has served as President and a director of Express Capital Concepts, Inc. From March 1991 and December 1991 to the present, Mr. Mathis has served as President and a director of Jefferson Capital, Inc. and Galt Financial Corporation, respectively. From May 1994 to the present, Mr. Mathis has served as President and a director of Dynasty Capital Corporation. Express Capital Concepts, Inc., Jefferson Capital, Inc., Galt Financial Corporation and Dynasty Capital Corporation are publicly-held inactive companies.

     Kenneth J. Wolf. Since July, 1989, Mr. Wolf has been President of Topographic Chocolate Company, a company located in Denver, Colorado which designs and manufactures custom chocolates. Since January, 1989, Mr. Wolf has served as President and a Director of Sage Resources, Inc., a blank-check company which completed its public offering in October, 1990. From February, 1988 until February, 1989, he served as Treasurer, and From February, 1988 until March, 1990, he served as Secretary and a Director of CoPilot Electronic Products, Inc., (formerly Fenwick Financial, Inc.). From April, 1988 until January 1990, he served as Secretary, Treasurer and a Director of Winston Financial, Inc., a publicly-held, blank-check company. He served as Secretary, Treasurer and a Director of Teton Investments, In., a publicly-held blank-check company from September, 1987 until January, 1989. Since January, 1986, Mr. Wolf has been self-employed as an attorney and financial consultant. From February, 1983 until December, 1985, her served as Executive Vice President (February, 1983 through June, 1985) and President (July, 1985 through December, 1985) and a Director of Walk Thru Entertainment, Inc. ("Walk Thru"), a publicly-held company which developed and presented an exhibit call "Walk Thru Rock." Walk Thru filed for bankruptcy under Chapter XI in November, 1985. From 1980 until 1983, Mr. Wolf served as secretary, director and in-house counsel of Fossil Fuels, Inc., of Denver Colorado, an oil and gas exploration company with four employees. From 1978 until 1980, Mr. Wolf acted as corporate counsel to Southwest Development Company of Denver, Colorado, a real estate firm. Form 1975 until 1978, he was in private legal practice in Denver, Colorado, specializing in corporate and real estate. Mr. Wolf received his Bachelor of Arts Degree in Business Administration in 1972 from the University of Michigan and received his law degree from Wayne State University, Detroit, Michigan in 1975.

     Gary J. McAdam. From February 1993 to present, Mr. McAdam has served as President of Creative Business Concepts, Inc., a firm specializing in venture capital and mergers and acquisitions. From 1979 to present, Mr. McAdam has served as President/Director of Creative Investments Services, In., a firm specializing in mergers and acquisitions and investments in privately and publicly-held companies. From March 1994 to present, Mr. McAdam has served as a director of Galt Financial Corporation. From May 1994 to present, Mr. McAdam has served as a director of Dynasty Capital Corporation. During 1984 through 1986 Mr. McAdam was employed by J.W. Gant & Associates as a registered representative and from 1981 through 1984, he was employed by E.J. Pittock Company as a registered representative.

     (2) Directorships.

     The current director holds no other directorships in any Company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any Company registered as an investment Company under the Investment Company Act of 1940, except as follows:

          NAME                                            COMPANY
          ----                                            -------

      Kenneth J. Wolf                             Sage Resources, Inc.

      Gary J. McAdam                              Dynasty Capital Corporation

      Earnest Mathis                              Dynasty Capital Corporation



Item 10. Executive Compensation.

     (a) Cash Compensation.

     During the last fiscal year, none of the registrant's officers or directors individually received any salary or wages. During the current fiscal year the registrant has no present plans to pay compensation to officers or directors.

     (b) Compensation Pursuant to Plans.

     There are presently no retirement, stock option or other plans or arrangements pursuant to which cash or non-cash compensation was paid or is proposed to be paid or distributed in the future to any of the current executive officers of the Registrant.

     (c) Other Compensation.

     There is no other compensation paid to executive officers.

     (d) Compensation of Directors.

     None.

     (e) Termination of Employment and Change of Control Arrangement.

     There are no compensatory plans or arrangements pursuant to which any executive officer will be paid compensation as a result of his termination or change of employment with, or control of, the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of January 31, 1996, the beneficial stock ownership of all persons known to the Registrant to own more than 5% of its outstanding common stock.

Name and Address of           Amount and Nature of                Percent
 Beneficial Owner            Beneficial Ownership (1)            of Class
- -------------------          ------------------------            --------

Earnest Mathis                   4,800,000                         26.9%

Kenneth J. Wolf                  5,223,750                         29.3%

Gary J. McAdam                   4,805,100                         26.9%

All officers and directors
as a group (3 persons)          14,828,850                         83.2%

     (1) Certain of these shares may be held of record in names of entities controlled by these persons.

     (b) Security Ownership of Management.

     See Item 11(a) above.


     (c) Changes in Control.

     Except as described in this report, there are no arrangements, known to the Registrant, including any pledge by any person of securities of the Registrant or of any of its parents, the operation of which may at a subsequent date result in a change in control of the Registrant except the letter of intent referred to in Item 1 hereof.

Item 12. Certain Relationships and Related Transactions.

     During the fiscal years ended January 31, 1994 and 1995, the Company engaged in certain transactions between the Company, while in receivership, and Kenneth J. Wolf, its Secretary/Treasurer. See Item 1, hereof.

     On March 31, 1994, the Company sold 4,800,000 shares to Gary J. McAdam for $17,500 and 4,800,000 to Earnest Mathis for $17,500, whereupon these persons became directors of the Company.

     During the fiscal year ended January 31, 1996, the Company's president and entities he controls loaned $9,750 to the Company. The Company's Secretary/Treasurer loaned $2,000 to the Company and a director of the Company and entities he controls loaned $8,550 to the Company. These notes in the aggregate amount of $20,300 are unsecured and due on demand.

Item 13. Exhibits.

     (a) Exhibits - None.

     (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GALT FINANCIAL CORPORATION



Date:  May 14, 1996                        By:  /S/  EARNEST MATHIS
                                             -----------------------------------
                                              Earnest Mathis, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


Dated:  May 14, 1996                       By:  /S/  EARNEST MATHIS
                                             -----------------------------------
                                              Earnest Mathis, principal
                                              executive officer, principal
                                              financial officer and director



Dated:  May 14, 1996                       By:  /S/  GARY J. MC ADAM
                                             -----------------------------------
                                              Gary J. McAdam

                           GALT FINANCIAL CORPORATION
                    FINANCIAL STATEMENTS AND AUDITORS' REPORT
                  FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995

                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                           Page
- --------------------                                           ----
 Independent Auditors' Report                                   F-2

 Balance Sheet As Of January 31, 1996                           F-3

 Statements Of Operations For The Years
  Ended January 31, 1996 and 1995                               F-4

 Statements Of Changes In Stockholders'
  Equity (Deficit) For The Years Ended
  January 31, 1996 and 1995                                     F-5

 Statements Of Cash Flows For The Years
  Ended January 31, 1996 and 1995                               F-6

 Notes To Financial Statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Galt Financial Corporation


We have audited the accompanying balance sheet of Galt Financial Corporation as of January 31, 1996, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended January 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galt Financial Corporation as of January 31, 1996, and the results of its operations and its cash flows for the years ended January 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its activities and, ultimately, to achieve profitable operations. These items raise substantial doubt about the Company's ability to continue as a going concern.



                                                  Angell & Deering
                                                  Certified Public Accountants

Denver, Colorado
April 17, 1996, except
for Note 6 as to which
the date is April  22, 1996

                           GALT FINANCIAL CORPORATION
                                  BALANCE SHEET
                                JANUARY 31, 1996



                                     ASSETS


Current Assets:
  Cash                                                         $    3,167
                                                               ==========


     Total Assets                                              $    3,167
                                                               ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
  Accounts payable - Trade                                     $       78
  Accrued interest - related parties                                  914
  Notes payable - relates parties                                  20,300
                                                               ----------

     Total Current Liabilities                                     21,292
                                                               ----------
Commitments and Contingencies                                          --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value,
   20,000,000 shares authorized, none
   issued or outstanding                                               --
  Common stock:  $.0001 par value,
   100,000,000 shares authorized,
   17,816,667 shares issued and
   outstanding                                                      1,782
  Additional paid in capital                                      247,299
  Accumulated deficit                                            (267,206)
                                                               ----------
     Total Stockholders' Equity
      (Deficit)                                                   (18,125)
                                                               ----------
     Total Liabilities and Stockholders'
      Equity (Deficit)                                         $    3,167
                                                               ==========











                     The accompanying notes are an integral
                       part of these financial statements.

                           GALT FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JANUARY 31, 1996 and 1995


                                               1996                 1995
                                               ----                 ----


Revenue                                     $        --          $        --

Operating expenses                               18,003               16,672
                                            -----------          -----------

   Loss From Operations                         (18,003)             (16,672)
                                            -----------          -----------

Other Income (Expense):
 Gain on disposal of subsidiary                  68,663                   --
 Interest expense                                  (914)                  --
                                            -----------          -----------

   Total Other Income (Expense)                  67,749                   --
                                            -----------          -----------

   Net Income (Loss)                        $    49,746          $   (16,672)
                                            ===========          ===========

Net Income (Loss) Per Share of
 Common Stock                               $        --          $        --
                                            ===========          ===========

Weighted Average Number of
 Common Shares Outstanding                   17,816,667           16,264,886
                                            ===========          ===========






























                     The accompanying notes are an integral
                       part of these financial statements.


                                                   GALT FINANCIAL CORPORATION
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                        FOR THE YEARS ENDED JANUARY 31, 1996 and 1995



                                                       Common Stock            Additional
                                                 -----------------------         Paid In       Accumulated
                                                  Shares          Amount         Capital         Deficit
                                                 --------         ------         -------        -----------

Balance at January 31, 1994                      8,216,667        $  822         $213,259        $(300,280)

Issuance of common stock
 for cash                                        9,600,000           960           34,040               --

Net loss for the year                                   --            --               --          (16,672)
                                                ----------        ------         --------        ---------

Balance at January 31, 1995                     17,816,667         1,782          247,299         (316,952)

Net income for the year                                 --            --               --           49,746
                                                ----------        ------         --------        ---------

Balance at January 31, 1996                     17,816,667        $1,782         $247,299        $(267,206)
                                                ==========        ======         ========        =========



































                                           The accompanying notes are an integral
                                             part of these financial statements.

                                                           F-5

                           GALT FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 1996 and 1995


                                                   1996              1995
                                                   ----              ----

Cash Flows From Operating Activities:
  Net income (loss)                               $ 49,746         $(16,672)
  Adjustments to reconcile net
   loss to net cash (used) by
   operating activities:
    Gain on disposal of subsidiary                 (68,663)              --
    Changes in assets and
     liabilities:
      Increase (decrease) in accounts payable           78          (16,536)
      Increase in accrued interest                     914               --
                                                  --------         --------

       Net Cash (Used) By Operating
        Activities                                 (17,925)         (33,208)
                                                  --------         --------


Cash Flows From Investing Activities:
  Disposal of subsidiary                            (1,000)              --
                                                  --------         --------

       Net Cash (Used) By Investing
        Activities                                  (1,000)              --
                                                  --------         --------


Cash Flows From Financing Activities
  Issuance of common stock                              --           35,000
  Proceeds from related party loans                 20,300               --
                                                  --------         --------

       Net Cash Provided By Financing
        Activities                                  20,300           35,000
                                                  --------         --------

       Net Increase in Cash and
        Cash Equivalents                             1,375            1,792

       Cash and Cash Equivalents at
        Beginning of Year                            1,792               --
                                                  --------         --------

       Cash and Cash Equivalents at
        End of Year                               $  3,167         $  1,792
                                                  ========         ========

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the year for:
   Interest                                       $     --         $     --
   Income taxes                                         --               --







                     The accompanying notes are an integral
                       part of these financial statements.

                           GALT FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies
          Organization
             Galt Financial Corporation (the "Company") was incorporated in the State of Colorado on June 15, 1987. The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

             On May 9, 1990, the Company acquired all of the outstanding common stock of Metropolitan Golf Club, Inc. ("MGC") in exchange for 4,800,000 shares of Galt's $.0001 par value common stock. MGC was incorporated in the State of Colorado on June 29, 1989 and operated an indoor golf driving range and practice facility in Denver, Colorado. The driving range and practice facility was closed in November 1990 and all of MGC's operations ceased in December 1990.

             On March 24, 1995, the Company sold its MGC common stock to an unrelated third party. Galt paid $1,000 to the buyer to complete the sale. At the time of sale MGC had no assets and liabilities of $69,663. The sale resulted in a gain of $68,663 recognized by Galt.

          Principles of Consolidation
             The financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

          Going Concern Uncertainty
             The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Future operating expenses and investments needed to acquire companies may be funded by loans from the Company's officers or directors. The Company's ability to continue to meet its obligations is dependent upon obtaining the above loans. This factor as well as others indicates the Company may be unable to continue as a going concern.

             The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

          Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                           GALT FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.       Organization and Summary of Significant Accounting Policies
          Estimates
             financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Net Income (Loss) Per Common Share
             The net income (loss) per common share is based on the weighted average number of shares outstanding during the year.

          Income Taxes
             The Company has made no provision for income taxes because of financial statement and tax losses. As of January 31, 1996 the Company had net operating loss and capital loss carryforwards of approximately $137,000 and $161,000, respectively. The net operating loss and capital loss can be carried forward fifteen years and five years, respectively to offset future taxable income. The net operating loss carryforward expires in 2011 and the capital loss carryforward expires in 2001.

             At January 31, 1996 and 1995, the Company had a deferred tax asset of approximately $27,500 and $69,500, respectively, resulting from net operating loss carryforwards, which has been offset in its entirety by a valuation allowance. The net change in the valuation allowance for deferred tax assets was a decrease of $42,000 related to benefits from net operating loss carryforwards.

             In 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. Among other things, SFAS No. 109 requires that deferred income tax balances be adjusted to, and maintained thereafter at, statutory tax rates in effect when the taxes are expected to be paid.

          Cash Equivalents
             For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2.       Notes Payable - Related Parties
             12% unsecured demand notes.                            $20,300
                                                                    =======

3.       Legal Proceedings
             The Company was the subject of receivership proceedings which commenced in October 1991 seeking the Company's dissolution. The Receiver was attempting to collect a $75,000 note receivable due to the Company from an entity owned by the Company's Secretary/Treasurer. The proceeds were to be used to settle with the Company's and MGC's creditors. During the course of the receivership Galt received a judgement for collection of the $75,000 note receivable.

                           GALT FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3.       Legal  Proceedings
             In October 1993, the Company entered into an Amended Stipulation and Agreement terminating the liquidation proceedings. The Amended Stipulation and Agreement provided the following settlement terms:

             I. The Company's Secretary/Treasurer agreed to purchase numerous unsecured claims against the Company and MGC. The claims totalled $24,146 and were settled by the Secretary/Treasurer for $9,140. In April 1994, the Company paid the Secretary/Treasurer $24,146 for settlement of the claims.

             II. The related entity paid to the Receiver, for the benefit of the Company, $18,000 to settle and compromise the judgement held by the Company. The $18,000 was used to pay the costs, expenses and legal fees of the Receiver and to pay the costs incurred by another creditor.

                      The Company wrote off the remaining note receivable balance of $57,000 and an additional $2,000 advance to the related entity resulting in a $59,000 bad debt expense.

             III. The Company's current Secretary/Treasurer agreed to purchase all of the shares of the Company's common stock owned (approximately 4,800,000) by a former officer of the Company for $5,000.

4.       Preferred Stock
             The authorized preferred stock of the Company consists of 20,000,000 shares, $.001 par value. The preferred stock may be issued in series from time to time with such designation, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters as may be determined by the Board of Directors, including without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any), and voting rights. Unless the nature of a particular transaction and applicable statutes require approval, the Board of Directors has the authority to issue these shares without shareholder approval.

5.       Related Party Transactions
             The Company's President and entities he controls loaned $9,750 to the Company (Note 2).

             The Company's Secretary/Treasurer loaned $2,000 to the Company (Note 2).

             A director of the Company and entities he controls loaned $8,550 to the Company (Note 2).
                                       F-9

                           GALT FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6.       Proposed Acquisition
             On April 22, 1996, the Company entered into a letter of intent to acquire Perry Williams, Inc. ("PWI"). Under the terms of the letter of intent the Company will issue 4,350,000 shares of its $.0001 par value common stock in exchange for all of the issued and outstanding common stock of PWI. Prior to the closing the Company will effect a 1 for 47.51 reverse split of its common stock. As a condition of closing, PWI will complete a private placement of $300,000 and will have net proceeds of at least $250,000 after payment of commissions and expenses. In addition, the Company plans to sell 175,000 common stock purchase warrants each to Newport Capital Partners, Inc. and Creative Business Concepts, Inc., a related party, for a total purchase price of $35 if the acquisition is completed. The warrants will be exercisable at $4.00 per share.

             The Company and PWI are responsible for their own costs of the acquisition. If the acquisition is not consummated due to the failure of the Company or PWI to perform its obligations under the agreement (including the $300,000 private placement) or because of misrepresentations, then the failing party shall be responsible to pay the other party's acquisition costs not to exceed $20,000. The acquisition is expected to close on or before June 22, 1996.