Form 10QSB
period 1996-04-30
GALT FINANCIAL CORP
filed 1996-06-17
CIK 832324

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      April 30, 1996         Commission File No. 33-21443
                      ---------------------

                           GALT FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Colorado                                           84-1077246
- -------------------------------                         ------------------
(State of other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

  26 West Dry Creek Circle, Suite 600
     Littleton, Colorado                                        80120
- ---------------------------------------                      ---------
(Address of principal executive offices)                     (Zip Code)


                                 (303) 794-9450
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     X                 No


As of the end of the quarter, 17,816,667 shares of common stock were outstanding.

                                     PART I


Item      1. Financial Statements

          Unaudited financial statements for the quarter covered by this report are attached hereto.

Item      2. Management's Discussion and analysis or Plan of Operation

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



                                     PART II



Item      1. Legal Proceedings

                  None.

Item      2. Changes in Securities

                  None.

Item      3. Defaults Upon Senior Securities

                  None.

Item      4. Submission of Matters to a Vote of Security Holders

                  None during the quarter covered by this report.

Item      5. Other Information

                  None.

Item      6. Exhibits and Reports on Form 8-K

                  None.

                           GALT FINANCIAL CORPORATION
                             CONDENSED BALANCE SHEET
                                 APRIL 30, 1996
                                   (Unaudited)



                                     ASSETS
                                     ------

Current Assets:
  Cash                                                     $   4,930
                                                           ---------

     Total Assets                                          $   4,930
                                                           =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable-trade                                   $   2,844
  Accrued interest - related parties                           1,542
  Notes payable - related parties                             22,300
                                                           ---------

     Total Current Liabilities                                26,686
                                                           ---------

Commitments and Contingencies                                     --

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value,
   20,000,000 shares authorized, none
   issued or outstanding                                          --
  Common stock:  $.0001 par value,
   100,000,000 shares authorized,
   17,816,667 shares issued and
   outstanding                                                 1,782
  Additional paid in capital                                 247,299
  Accumulated deficit                                       (270,837)
                                                           ---------

     Total Stockholders' Equity
      (Deficit)                                              (21,756)
                                                           ---------

     Total Liabilities and Stockholders'
      Equity (Deficit)                                     $   4,930
                                                           =========














                    The accompanying notes are an integral part of these condensed financial statements.

                           GALT FINANCIAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 and 1995
                                   (Unaudited)


                                                 1996                1995
                                                 ----                ----


Revenue                                      $        --         $        --

Operating expenses                                 3,003               4,508
                                             -----------         -----------

    (Loss) From Operations                        (3,003)             (4,508)
                                             -----------         -----------

Other Income (Expense):
  Interest expense                                  (628)                 --
  Gain on disposal of subsidiary                      --              68,663
                                             -----------         -----------

    Total Other Income (Expense)                    (628)             68,663
                                             -----------         -----------

    Net Income (Loss)                        $    (3,631)        $    64,155
                                             ===========         ===========

Net Income (Loss) Per Share
 of Common Stock                             $        --         $        --
                                             ===========         ===========

Weighted Average Number of
 Common Shares Outstanding                    17,816,667          17,816,667
                                             ===========         ===========


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                           GALT FINANCIAL CORPORATION
                      CONSDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 and 1996
                                  (Unaudited)


                                                         1996          1995
                                                         ----          ----

Cash Flows From Operating Activities:
  Net income (loss)                                    $(3,631)      $ 64,155
  Adjustments to reconcile net income
   (loss) to net cash (used) by
   operating activities:
    (Gain) on disposal of subsidiary                        --        (68,663)
    Changes in assets and
     liabilities:
      Increase in accounts payable                       2,766          1,141
      Increase in accrued interest                         628             --
                                                      --------        -------

       Net Cash (Used) By Operating
        Activities                                        (237)        (3,367)
                                                      --------        -------


Cash Flows From Investing Activities:
  Disposal of subsidiary                                    --         (1,000)
                                                      --------        -------

       Net Cash (Used) By Investing
        Activities                                          --         (1,000)
                                                      --------        -------


Cash Flows From Financing Activities:
  Proceeds from related party loans                      2,000          2,700
                                                      --------        -------

       Net Cash Provided By Financing
        Activities                                       2,000          2,700
                                                      --------        -------

       Net Increase (Decrease) in Cash and
        Cash Equivalents                                 1,763         (1,667)

       Cash and Cash Equivalents at
        Beginning of Period                              3,167          1,792
                                                      --------        -------

       Cash and Cash Equivalents at
        End of Period                                 $  4,930        $   125
                                                      ========        =======

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
   Interest                                           $     --        $   --
   Income taxes                                             --            --







                   The accompanying notes are an integral part
                    of these condensed financial statements.

                           GALT FINANCIAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and , accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended April 30, 1996 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10- KSB for the year ended January 31, 1996 previously filed with the Securities and Exchange Commission.

2. On April 22, 1996, the Company entered into a letter of intent to acquire Perry Williams, Inc. ("PWI"). Under the terms of the letter of intent the Company will issue 4,350,000 shares of its $.0001 par value common stock in exchange for all of the issued and outstanding common stock of PWI. Prior to the closing the Company will effect a 1 for
          47.51 reverse split of its common stock. As a condition of closing, PWI will complete a private placement of $300,000 and will have net proceeds of at least $250,000 after payment of commissions and expenses. In addition, the Company plans to sell 175,000 common stock purchase warrants each to Newport Capital Partners, Inc. and Creative Business Concepts, Inc., a related party, for a total purchase price of $35 if the acquisition is completed. The warrants will be exercisable at $4.00 per share.

         The Company and PWI are responsible for their own costs of the acquisition. If the acquisition is not consummated due to the failure of the Company or PWI to perform its obligations under the agreement (including the $300,000 private placement) or because of misrepresentations, then the failing party shall be responsible to pay the other party's acquisition costs not to exceed $20,000. The acquisition is expected to close on or before June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                             GALT FINANCIAL CORPORATION



Date:  April, 1996                           /s/  EARNEST MATHIS
                                             -----------------------------------
                                             Earnest Mathis
                                             Chief Executive Officer and
                                             Principal Financial Officer