Form 10QSB
period 1996-07-31
GALT FINANCIAL CORP
filed 1996-09-10
CIK 832324

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      July 31, 1996         Commission File No. 33-21443
                      -------------------

                           GALT FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Colorado                                    87-1077246
  -------------------------------                  -------------------
  (State of other jurisdiction of                     (IRS Employer
  incorporation or organization)                   Identification No.)

   26 West Dry Creek Circle, Suite 600
           Littleton, Colorado                             80120
  --------------------------------------               ----------
 (Address of principal executive offices)              (Zip Code)


                                 (303) 794-9450
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes     X                 No
                           -----------              ----------


As of the end of the quarter, 17,816,667 shares of common stock were outstanding.

                                     PART I


Item 1. Financial Statements
- ------  --------------------

        Unaudited financial statements for the quarter covered by this report are attached hereto.

Item 2. Management's Discussion and analysis or Plan of Operation
- ------  ---------------------------------------------------------

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



                                     PART II



Item 1. Legal Proceedings
- ------  -----------------

        None.

Item 2. Changes in Securities
- ------  ---------------------

        None.

Item 3. Defaults Upon Senior Securities
- ------  -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders
- ------  ---------------------------------------------------

        None during the quarter covered by this report.

Item 5. Other Information
- ------  -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
- ------  --------------------------------

        None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                             GALT FINANCIAL CORPORATION

                                              /S/  EARNEST MATHIS
Date:  September, 1996                        ---------------------------------
                                              Earnest Mathis

                                              Chief Executive Officer and
                                              Principal Financial Officer

                           GALT FINANCIAL CORPORATION
                             CONDENSED BALANCE SHEET
                                  JULY 31, 1996
                                   (Unaudited)



                                     ASSETS
                                     ------

Current Assets:
  Cash                                                         $   3,321
                                                               ---------

     Total Assets                                              $   3,321
                                                               =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
  Accounts payable - trade                                     $   3,915
  Accrued interest - related parties                               2,269
  Notes payable - related parties                                 30,300
                                                               ---------

     Total Current Liabilities                                    36,484
                                                               ---------
Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value,
   20,000,000 shares authorized, none
   issued or outstanding                                              --
  Common stock:  $.0001 par value,
   100,000,000 shares authorized,
   17,816,667 shares issued and
   outstanding                                                     1,782
  Additional paid in capital                                     247,299
  Accumulated deficit                                           (282,244)
                                                               ---------

     Total Stockholders' Equity
      (Deficit)                                                  (33,163)
                                                               ---------
     Total Liabilities and Stockholders'
      Equity (Deficit)                                         $   3,321
                                                               =========







                   The accompanying notes are an integral part
                    of these condensed financial statements.


                                              GALT FINANCIAL CORPORATION
                                           CONDENSED STATEMENTS OF OPERATIONS
                                 FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996 and 1995
                                                        (Unaudited)



                                                 Three months ended                     Six months ended
                                                      July 31,                              July 31,
                                                      --------                              --------
                                               1996                 1995             1996                 1995
                                               ----                 ----             ----                 ----

Revenue                                    $        --           $        --      $        --          $        --

Operating expenses                              10,680                 5,666           13,683               10,174
                                           -----------           -----------      -----------          -----------

        Loss From Operations                   (10,680)               (5,666)         (13,683)             (10,174)
                                           -----------           -----------      -----------          -----------
Other Income (Expense):
 Gain on disposal of
  subsidiary                                        --                    --               --               68,663
 Interest expense                                 (727)                 (156)          (1,355)                (156)
                                           -----------           -----------      -----------          -----------
        Total Other Income
         (Expense)                                (727)                 (156)          (1,355)              68,507
                                           -----------           -----------      -----------          -----------

        Net Income (Loss)                  $   (11,407)          $    (5,822)     $   (15,038)         $    58,333
                                           ===========           ===========      ===========          ===========
Net Income (Loss) Per
 Share of Common Stock                     $        --           $        --      $        --          $        --
                                           ===========           ===========      ===========          ===========

Weighted Average Number
 of Common Shares
 Outstanding                                17,816,667            17,816,667       17,816,667           17,816,667
                                           ===========           ===========      ===========          ===========

















                                        The accompanying notes are an integral part
                                           of these condensed financial statements.

                                                             F-2


                           GALT FINANCIAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 1996 and 1995
                                   (Unaudited)

                                                   1996              1995
                                                   ----              ----
Cash Flows From Operating Activities:
  Net income (loss)                              $(15,038)          $ 58,333
  Adjustments to reconcile net income
   (loss) to net cash (used) by
   operating activities:
    (Gain) on disposal of subsidiary                   --            (68,663)
    Changes in assets and liabilities:
     Increase in accounts payable                   3,837                174
     Increase in accrued interest                   1,355                156
                                                 --------           --------

       Net Cash (Used) By Operating
        Activities                                 (9,846)           (10,000)
                                                 --------           --------

Cash Flows From Investing Activities:
  Disposal of subsidiary                               --             (1,000)
                                                 --------           --------

       Net Cash (Used) By Investing
        Activities                                     --             (1,000)
                                                 --------           --------

Cash Flows from Financing Activities:
  Proceeds from related party loans                10,000              9,800
                                                 --------           --------

       Net Cash Provided By Financing
        Activities                                 10,000              9,800
                                                 --------           --------

       Net Increase (Decrease) in Cash and
        Cash Equivalents                              154             (1,200)

       Cash and Cash Equivalents at
        Beginning of Period                         3,167              1,792
                                                 --------           --------

       Cash and Cash Equivalents at
        End of Period                            $  3,321           $    592
                                                 ========           ========

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

                           GALT FINANCIAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and , accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended July 31, 1996 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996 previously filed with the Securities and Exchange Commission.


2. The Company had a letter of intent to acquire Perry Williams, Inc. which expired in July 1996. Currently, the Company has no plans to acquire Perry Williams, Inc.