Form 10QSB
period 1996-10-31
GALT FINANCIAL CORP
filed 1996-12-12
CIK 832324

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                  [X] QUARTERLY REPORT OR [ ] TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended      October 31, 1996        Commission File No. 33-21443
                      ----------------------

                           GALT FINANCIAL CORPORATION
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Colorado                                          87-1077246
   ------------------------------                           ------------------
   (State of other jurisdiction of                            (IRS Employer
    incorporation or organization)                          Identification No.)


   26 West Dry Creek Circle, Suite 600
            Littleton, Colorado                                 80120
 ---------------------------------------                      ----------
 (Address of principal executive offices)                     (Zip Code)


                                 (303) 794-9450
                          ----------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes     X             No
                               ------              ------

As of the end of the quarter, 17,816,667 shares of common stock were outstanding.

                                     PART I
                                     ------


Item 1. Financial Statements
------  -------------------

          Unaudited financial statements for the quarter covered by this report are attached hereto.

Item 2. Management's Discussion and analysis or Plan of Operation
------  ----------------------------------------------------------

          The Company currently has no business operations. The Company has no significant cash or other assets. Certain persons who are either shareholders or officers of the Company have agreed to advance funds to the Company as needed to maintain its corporate existence, continue its SEC filings and to pursue a business acquisition.

          The Company is negotiating an Exchange Agreement with International Capital Growth, Ltd., ("ICG") which includes a Private Placement of ICG's common stock offering and a reverse split of the company's common stock.

          The Exchange Agreement is subject to approval by the Board of Directors of both companies, Galt shareholders approval, and the execution of acceptable definitive agreements.


                                     PART II
                                     -------


Item 1. Legal Proceedings
------- ----------------

          None.

Item 2. Changes in Securities
------- ---------------------

          None.

Item 3. Defaults Upon Senior Securities
------- -------------------------------

          None.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

          None during the quarter covered by this report.

Item 5. Other Information
------- -----------------

          None.

Item 6. Exhibits and Reports on Form 8-K
------- --------------------------------

          None.



                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                            GALT FINANCIAL CORPORATION



Date:     December 12, 1996                 /s/  EARNEST MATHIS
                                            -----------------------------------
                                            Earnest Mathis
                                            Chief Executive Officer and
                                            Principal Financial Officer

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Galt Financial Corporation


The accompanying condensed balance sheet of Galt Financial Corporation as of October 31, 1996 and the related condensed statements of operations and cash flows for the three and nine months ended October 31, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.



                                    Angell & Deering
                                    Certified Public Accountants


Denver, Colorado
December 9, 1996

                           GALT FINANCIAL CORPORATION
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 1996
                                   (Unaudited)


                                     ASSETS

Current Assets:
  Cash                                                                $   1,842
                                                                      ---------

     Total Assets                                                     $   1,842
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable - trade                                            $      88
  Accrued interest - related parties                                      3,232
  Notes payable - related parties                                        34,000
                                                                      ---------

     Total Current Liabilities                                           37,320
                                                                      ---------

Stockholders' Equity (Deficit):
  Preferred stock:  $.001 par value,
   20,000,000 shares authorized, none
   issued or outstanding                                                   --
  Common stock:  $.0001 par value,
   100,000,000 shares authorized,
   17,816,667 shares issued and
   outstanding                                                            1,782
  Additional paid in capital                                            247,299
  Accumulated deficit                                                  (284,559)
                                                                      ---------

     Total Stockholders' Equity
      (Deficit)                                                         (35,478)
                                                                      ---------
     Total Liabilities and Stockholders'
      Equity (Deficit)                                                $   1,842
                                                                      =========
















                   The accompanying notes are an integral part
                    of these condensed financial statements.

                           GALT FINANCIAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 and 1995
                                   (Unaudited)

                                           Three months ended                            Nine months ended
                                              October 31,                                  October 31,
                                     ---------------------------------             --------------------------------
                                        1996                  1995                    1996                 1995
                                        ----                  ----                    ----                 ----

Revenue                              $        --           $        --             $        --          $        --

Operating expenses                         1,352                 5,196                  15,035               15,370
                                     -----------           -----------             -----------          -----------

        Loss From Operations              (1,352)               (5,196)                (15,035)             (15,370)
                                     -----------           -----------             -----------          -----------

Other Income (Expense):
 Gain on disposal of
  subsidiary                                  --                    --                      --               68,663
 Interest expense                           (963)                 (330)                 (2,318)                (486)
                                     -----------           -----------             -----------          -----------

        Total Other Income
         (Expense)                          (963)                 (330)                 (2,318)              68,177
                                     -----------           -----------             -----------          -----------

        Net Income (Loss)            $    (2,315)          $    (5,526)            $   (17,353)         $    52,807
                                     ===========           ===========             ===========          ===========

Net Income (Loss) Per
 Share of Common Stock               $        --           $        --             $        --          $        --
                                     ===========           ===========             ===========          ===========

Weighted Average Number
 of Common Shares
 Outstanding                          17,816,667            17,816,667              17,816,667           17,816,667
                                     ===========           ===========             ===========          ===========














                   The accompanying notes are an integral part
                    of these condensed financial statements.

                           GALT FINANCIAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 and 1995
                                   (Unaudited)

                                                         1996            1995
                                                       --------        --------
Cash Flows From Operating Activities:
  Net income (loss)                                    $(17,353)       $ 52,807
  Adjustments to reconcile net income
   (loss) to net cash (used) by
   operating activities:
    (Gain) on disposal of subsidiary                       --           (68,663)
    Changes in assets and liabilities:
     Increase in accounts payable                            10           2,009
     Increase in accrued interest                         2,318             486
                                                       --------        --------

       Net Cash (Used) By Operating
        Activities                                      (15,025)        (13,361)
                                                       --------        --------

Cash Flows From Investing Activities:
  Disposal of subsidiary                                   --            (1,000)
                                                       --------        --------

       Net Cash (Used) By Investing
        Activities                                         --            (1,000)
                                                       --------        --------

Cash Flows from Financing Activities:
  Proceeds from related party loans                      15,400          12,800
  Repayment of related party loans                       (1,700)           --
                                                       --------        --------

       Net Cash Provided By Financing
        Activities                                       13,700          12,800
                                                       --------        --------

       Net (Decrease) in Cash and
        Cash Equivalents                                 (1,325)         (1,561)

       Cash and Cash Equivalents at
        Beginning of Period                               3,167           1,792
                                                       --------        --------

       Cash and Cash Equivalents at
        End of Period                                  $  1,842        $    231
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

                           GALT FINANCIAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and , accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended October 31, 1996 are not necessarily indicative of results of operations that may be expected for the year ending January 31, 1997. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996 previously filed with the Securities and Exchange Commission.


2. The Company intends to enter into an Exchange Agreement with International Capital Growth, Ltd. ("ICG"). Prior to the exchange ICG will conduct a Private Placement of its common stock offering a minimum of 1,000,000 shares (the "Minimum Offering") and a maximum of 2,000,000 shares (the "Maximum Offering") at an offering price of $2.75 per share.

     Upon closing of the Minimum Offering the Company will exchange 14,415,000 shares of its common stock for all of the issued and outstanding common stock of ICG. The Company will also exchange its preferred stock for all of the issued and outstanding preferred stock of ICG on a share for share basis. Subsequent to completion of the Exchange Agreement the Private Placement will continue and the companies will proceed with the Maximum Offering. If the Maximum Offering is completed (of which there can be no assurance) an additional 1,000,000 shares of the Company's common stock will be issued and outstanding.


     Simultaneously with the Exchange the Company will effect a reverse stock split of 1 for 59.38889. The reverse stock split will reduce the Company's issued and outstanding common stock to 300,000 shares. The Company will change its name to Capital Growth Holdings, Ltd. after the Exchange is completed.

     The Exchange Agreement is subject to approval by the Board of Directors of both companies, Galt shareholders approval, and the execution of acceptable definitive agreements.