Form 10KSB
period 1997-01-31
CAPTIAL GROWTH HOLDINGS LTD
filed 1997-05-01
CIK 832324

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             -----------------------

                                  FORM 10-KSB

     (Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

     For the fiscal year ended January 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to _________

                         Commission file number 33-21443

                          CAPITAL GROWTH HOLDINGS, LTD.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

          Colorado                                       87-1077246
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
       Incorporation)

  660 Steamboat Road, Greenwich, CT                        06830
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (203) 861-7750
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None
                                                                         ----
    Securities Registered Pursuant to Section 12(g) of the Exchange Act: None
                                                                         ----

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The issuer's revenues for the fiscal year ended January 31, 1997 were $0.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1997 was $12,753,239. Directors and officers and ten percent or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares outstanding of each of the issuer's classes of common equity as of April 30, 1997 was as follows: 3,398,496 shares of common stock and 11,349,666 shares of class B common stock.

     Transitional Small Business Disclosure Format (check one): Yes___ No _X_

                                      INDEX


                                                                           Page
                                                                           ----

                                     PART I

Item 1.  Description of Business.............................................  1
Item 2.  Description of Properties...........................................  7
Item 3.  Description of Legal Proceedings....................................  8
Item 4.  Submission of Matters to a Vote of Security Holders.................  8

                                     PART II

Item 5.  Market for the Issuer's Common Equity and Related Shareholder
           Matters...........................................................  8
Item 6.  Plan of Operation...................................................  9
Item 7.  Financial Statements................................................ 11
Item 8.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................. 11

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................. 12
Item 10. Executive Compensation.............................................. 17
Item 11. Security Ownership of Certain Beneficial Owners and Management...... 18
Item 12. Certain Relationships and Related Transactions...................... 20
Item 13. Exhibits, List and Reports on Form 8-K.............................. 21

                                     PART I

Item 1.  Description of Business.

Business Development

     General

     Capital Growth Holdings, Ltd. (the "Company") was incorporated in Colorado on June 15, 1987. The Company, formerly known as Galt Financial Corporation, and previously, Earnco, Inc., was organized to evaluate, structure and complete a merger with, or acquisition of, an operating business. Until March 14, 1997, the Company was generally unsuccessful in such efforts.

     Acquisition of International Capital Growth, Ltd.

     On March 14, 1997, the Company acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG"), a Delaware corporation and member of the National Association of Securities Dealers, Inc. (the "NASD"), in a reverse acquisition consummated through a share exchange transaction (the "Share Exchange"). The Share Exchange was not subject to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

     The Share Exchange resulted in a change in control of the Company. The former shareholders of the Company currently own approximately 2%, and the former stockholders of ICG currently own approximately 98%, of the outstanding capital stock of the Company.

     Prior to and in connection with the Share Exchange, the Company adopted a stock option plan, amended its charter to, among other things, change its name from Galt Financial Corporation to Capital Growth Holdings, Ltd. and effected a 60 for 1 reverse split of its outstanding capital stock (the "Reverse Stock Split"). See "Item 4. Submission of Matters to a Vote of Security Holders." Upon effectiveness of the Reverse Stock Split, the Company had 297,094 shares of capital stock issued and outstanding. On March 14, 1997, in accordance with the terms and conditions of the Share Exchange, the Company issued 18,980,000 shares of its capital stock and 1,875,000 redeemable warrants (the "Warrants") to the former security holders of ICG in exchange for outstanding securities of ICG, in each case of the same type and denomination.

     The 18,980,000 shares of capital stock of the Company that were issued in the Share Exchange consisted of (a) 2,549,000 shares of common stock ("Common Stock"), (b) 11,349,666 shares of newly-authorized class B common stock ("Class B Common Stock"), (c) 4,001,334 shares of newly-designated 5% Cumulative Convertible Series A Preferred Stock ("Series A Preferred Stock") and (d) 1,080,000 shares of newly-designated 5% Cumulative Convertible Series B Preferred Stock ("Series B Preferred Stock"), all of which classes of capital stock vote together as one class. The Class B Common Stock is junior in priority with respect to dividends to the Common Stock and the Designated Preferred Stock (defined below) and automatically converts into Common Stock on a one-for-one basis on December 31, 1998. The holders of the Series A Preferred Stock and Series B Preferred Stock (collectively, the "Designated Preferred Stock") are entitled to preferential cumulative dividends until conversion thereof into Class B Common Stock, share equally with the Class B Common Stock in any dividend declared thereon, can be converted into Class B Common Stock by the holder on a one-for-one basis at any time and automatically convert into Class B Common Stock on a one-for-one basis on October 12, 1997. The Warrants consist of 1,625,000 redeemable warrants, each exercisable to purchase one share Common Stock at $4.00 per share (subject to adjustment) at any time until October 1999 (the "Common Warrants") and 250,000 redeemable warrants, each exercisable to purchase one share of Class B Common Stock at $2.00 per share (subject to adjustment) at any time, subject to an exercise schedule, until November 1999 (the "Class B Warrants").

     In connection with the Share Exchange, the former officers and directors of the Company resigned and certain of the current officers and the directors of ICG were elected as officers and directors of the Company. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

     Private Placement

     On March 27, 1997, the Company completed a private offering (the "Private Offering") of shares of its Common Stock at $2.25 per share pursuant to Regulation D ("Regulation D") and Regulation S ("Regulation S"), each as promulgated under the Securities Act, to "accredited investors" as that term is defined in Regulation D and to non-"U.S. persons" in an "offshore transaction" as such terms are defined in Regulation S, respectively. The Company issued a total of 549,496 shares of Common Stock in the Private Offering which yielded gross proceeds of $1,236,366. The Company is obligated to issue a total of 24,985 redeemable warrants as partial compensation to certain sub-placement agents in the Private Offering (the "Sub-Placement Agent Warrants"). Each Sub-Placement Agent Warrant is exercisable to purchase one share of Common Stock at $4.00 per share (subject to adjustment) at any time prior to redemption thereof until March 2000. The placement agent in the Private Offering is an affiliate of the Company. See "Item 12--Certain Relationships and Related Transactions."

Business of the Company

     General

     The Company is developing a diversified financial services firm to pursue business opportunities in the United States and the United Kingdom. The Company is managed by a highly experienced management team ("Management") with an aggregate of over 100 years of investment banking experience, including the former Chairman of the Board of Ladenburg, Thalmann & Co., Inc., a prestigious New York Stock Exchange brokerage firm. Since 1994, Management has specialized in raising capital from global financial markets for companies that Management identifies as having significant opportunities for growth ("Growth Companies").

     Management's goal is to create a unique financial services firm through separate enterprises wholly- or partially-owned by the Company. To achieve this goal, the Company's strategy is to (a) provide Growth Companies with access to needed capital on an agency basis by using unique financing approaches and tools, while providing the opportunity for investors to obtain above-average market returns, and (b) expand operations by (i) building a London-based financial services firm through a joint venture with experienced London-based financial professionals; (ii) developing a merchant banking business to invest in Growth Companies and other opportunities on a principal basis; (iii) developing a securities brokerage firm; and (iv) developing a global money management business.

           The Company's corporate structure after the implementation of its complete business plan is currently anticipated to appear as illustrated below.

                                 Capital Growth
                                 Holdings, Ltd.
                                 ---------------
                                 Publicly-Traded
                                 Holding Company
                                 ---------------
                                       |
                                       |
                                       |
       -------------------------------------------------------------------
       |                 |                 |              |               |
       |                 |                 |              |               |
   100%|              50%|             100%|           90%|           100%|
------------      ------------      -----------    ------------    -----------
    U.S.             U.K.            Merchant       Securities        Money
 Investment        Corporate         Banking        Brokerage        Manage-
  Banking           Finance                                           ment
------------      ------------      -----------    ------------    -----------



     Existing and Proposed Financial Service Enterprises

     U.S. Investment Banking: International Capital Growth, Ltd.

     ICG was formed in February 1996 and commenced formal operations in October 1996 when it was granted registration as a broker-dealer from the Securities and Exchange Commission (the "SEC") and membership with the NASD.

     Based upon its experience, Management believes it has the potential to be successful through ICG in providing access to capital for its corporate clients, offering its investor clients the potential to earn substantial returns and earning fees for its own account consisting of both cash and equity securities. Management believes that ICG's success will derive from combining (a) Management's expertise in identifying Growth Companies with strong fundamentals, skillful management and a sustainable competitive advantage in their respective fields; (b) a long-term relationship approach to investment banking; (c) a global distribution network; and (d) unique financing tools. There can be no assurance, however, that ICG will be successful in its efforts.

     Management has developed substantial expertise in identifying young companies exhibiting the necessary fundamentals required for their success. In addition, Management has developed a unique relationship oriented approach towards both corporate clients and investors, emphasizing communication and a common goal. By maintaining seats on, or participating in meetings of, a portfolio company's board of directors and providing consulting services, Management believes it will be able to provide guidance at a more sophisticated level than is typically available to young companies. Management believes this approach differs greatly from that used by traditional Wall

Street firms which are predominantly transaction oriented. As a result of this hands-on approach, Management also believes it is well equipped to communicate portfolio company developments to the financial community.

     A critical element in ICG's approach to its business is the strong, personal relationships maintained between Management and the international, independent network of sales representatives ("Sub-Placement Agents") that are anticipated to distribute securities for ICG sponsored transactions. This network of Sub-Placement Agents currently encompasses in excess of 30 agents 7 in countries and is anticipated to be expanded by Management. As a result of these relationships and Management's experience, ICG believes it has the potential to effectively raise capital for its sponsored transactions.

     As part of ICG's on-going program of communicating with its Sub-Placement Agents and the financial community at large, ICG has acquired the rights to the name Everglades Research. Further, Robert Zelinka, Publisher of Everglades Research, has joined ICG as Director of Research. Mr. Zelinka's responsibilities include (i) providing research under the Everglades Research name on ICG-sponsored companies; (ii) coordinating with investment banking firms to receive additional research coverage; (iii) coordinating with financial public relations firms; and (iv) planning annual ICG conferences and "road shows" to increase after-market awareness of sponsored companies. There can be no assurance that Everglades' efforts on behalf of ICG will be successful.

     U.K. Corporate Finance: Capital Growth Europe, Limited

     Capital Growth Europe ("CGE") was formed in May 1996 as a 50/50 joint venture between ICG and an experienced group of financial professionals in London led by Mr. John D. Booth, a Director of the Company and ICG. CGE is anticipated to become a partially-owned subsidiary of the Company. Mr. Booth has worked in the international equity markets for the last 14 years with Bankers Trust International, Merrill Lynch, Pierce, Fenner & Smith Incorporated, E.F. Hutton International Associates, and Prudential Bache Securities. CGE became licensed with the Securities Futures Authority of the United Kingdom in November 1996, which enables CGE to carry out corporate finance business in United Kingdom.

     It is envisioned that CGE will undertake sales and distribution functions for ICG-sponsored transactions in the United Kingdom. Further, CGE plans to operate as an originator of European transactions and as a corporate finance business in the small-cap sector of the European equity markets.

     In addition, it is intended that CGE will also carry out corporate finance advisory work for its clients. It is anticipated that CGE's target client is a business with sales of less than 500 million pounds sterling, net assets of less than 100 million pounds sterling and/or profits of under 50 million pounds sterling.

     The Company believes there are substantial synergies between ICG and CGE. Management believes that by applying its U.S. investment banking expertise to the United Kingdom and European financial markets, it will benefit by diversifying its efforts and widening the regions from which its potential investment banking transactions may be generated. Further, ICG will seek to capitalize upon the synergies in terms of personnel and knowledge of products, industry and markets between the United States and the United Kingdom corporate financing activities.

     Merchant Banking: Capital Growth Investments

     Management plans to form a separate entity ("Capital Growth Investments") to invest in business opportunities on a principal basis, which, to date, has been accomplished through ICG. In its capacity as agent, ICG anticipates encountering many opportunities that are more appropriate for a principal investment than an agency fundraising due to the nature, size or timing of a subject company's capital requirements. Management believes that opportunities for principal investments will include investments through both debt and equity securities in both public and private companies in a variety of industries and at various stages of development.

     To the extent permitted by applicable regulators, ICG anticipates raising capital on an agency basis for companies in which Capital Growth Investments has made a principal investment. Management believes that the ability to invest on a principal basis offers a significant competitive advantage in attracting companies that require agency financing in those cases in which the financing structure requires an initial or "bridge" component (i.e., a relatively small short-term financing which typically includes an equity "kicker" and is re-paid from the proceeds of a subsequent, larger financing). Thus, investing on a principal basis is a logical extension of ICG's agency financing. Management believes the volume of ICG's agency business may increase due to the Company's ability to offer potential corporate clients a prior principal investment from Capital Growth Investments. In such event, the Company may also benefit directly from Capital Growth Investments' principal investments in such Company.

     Management is also independently organizing a public "blind pool" company to be used in connection with an ICG sponsored or other reverse merger transaction. Assuming the successful regulatory approval of the aforementioned transaction, the merchant banking operation may organize several similar blind pool companies. Management believes substantial value may be created by merging a blind pool company with an active operating company. The merchant banking operation may also acquire control of inactive public companies for such purpose.

     As part of its merchant banking business, management is also considering the organization of a small business investment company (the "SBIC") which would allow for participation in a Federal loan program providing significant leverage for a qualified investment portfolio. The SBIC would be formed to take advantage of the opportunities that exist in the small company investment market. Traditionally, companies in this market segment have relied upon commercial banks and the savings and loan industry to provide financing to fund growth. As a result of structural and regulatory changes in the market, a significant opportunity has developed for non-traditional lenders to provide financing to small companies in a manner that creates the potential to achieve attractive risk-adjusted returns.

     Securities Brokerage: Capital Growth Securities

     The Company plans to develop a securities brokerage operation through a wholly- or partially-owned subsidiary. Management has applied to the NASD to amend the restriction letter of an NASD member affiliate of the Company, Capital Growth International, L.L.C. ("CGI"), to conduct securities brokerage activities. The Company anticipates receiving such approval by September 1997. There can be no assurance, however, that such regulatory approval will be received by such time or at all. If Management is successful in its efforts to amend CGI's restriction letter, it is anticipated that the Company would substantially all of the ownership interest in CGI.

     To date, CGI has engaged Schroeder Wertheim & Co. Incorporated to act as its clearing agent and is searching for office space suitable for a retail brokerage operation. The Company is also currently pursuing a small number of experienced brokers and a financial and support staff to begin the Company's brokerage operation. The Company believes the retail brokerage industry is typically characterized by high employee turnover and little commitment by employees to a firm's success or a common goal. The Company's objective is to develop a successful retail brokerage business based on experienced brokers committed to the firm.

     Money Management: Capital Growth Asset Management

     The Company is seeking alternatives to develop a money management business. Management's goals in entering this business would be to (a) diversify the Company's revenues and earnings by earning potentially more consistent fees from assets under management; and (b) capitalize on potential synergies between its money management, investment banking and securities brokerage businesses. These synergies include earning brokerage commissions generated by money managers for the securities brokerage business and cross-selling to additional investors identified through money management for its investment banking products.

     The Company's intention is to enter the money management business by acquiring an existing money management firm in exchange for capital stock of the Company. Management is seeking money management firms that would be willing to exchange all or a portion of the ownership interest in their business for shares of the Company's publicly-traded stock. Management believes that such an arrangement would be advantageous to money management firms based on the synergies described above and the potential for the owners of such firms to capitalize on the advantages of becoming part of a larger, publicly-traded entity.

     Competition

     All aspects of the Company's anticipated business are highly competitive. The Company expects to compete in domestic and international markets with numerous financial services companies for potential financing transactions and investment capital.

     The securities industry is highly capital-intensive, and the ability of a company to expand its business is closely related to its ability to raise additional capital. Large brokerage firms and brokerage subsidiaries of large financial services firms may have the ability to raise substantially more capital than the Company can raise on terms more favorable than those available to the Company. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities and merchant banking investment vehicles and for their own accounts.

     The Company also expects to compete with large commercial banking institutions, certain of which are attempting to enlarge the scope of their legally-permitted investment banking activities. Commercial banking organizations, in general, are expanding their securities, investment advisory and commodities activities, as well as other activities related to the provision of financial services. These developments may lead to the creation of integrated financial services firms that are able to compete more effectively than the Company in certain of its businesses. Furthermore, competition with well-capitalized foreign firms is intense in international capital markets and is increasing in domestic markets. To the extent that the Company can compete for such investments it may only be able to do so on terms less favorable than those obtained by larger, more established financial services firms.

     Employees

     As of April 30, 1997, the Company, including ICG, had a total of 10 full-time employees. The Company believes its relations with its employees is satisfactory.


Item 2.  Description of Properties.

     The Company, its subsidiary and affiliates share the use of office space as described below:

       1. Approximately 855 square feet at 660 Steamboat Road, Greenwich, Connecticut 06830 for use as the principal executive offices of the Company, ICG and CGI pursuant to a lease held by CGI expiring on March 31, 1998 for monthly rent of $5,833.33 payable entirely by ICG for the benefit of the Company, ICG and CGI;

       2. Approximately 700 square feet at 777 South Flagler Drive, 8th Floor, West Tower, West Palm Beach, Florida, 33401 for use by the Company, ICG and CGI pursuant to a lease held by CGI expiring on June 30, 1997 for monthly rent of $3,150 payable entirely by ICG for the benefit of the Company, ICG and CGI;

       3. Approximately 2,040 square feet at 2425 Olympic Boulevard, #660E, Santa Monica, California 90404 for use by the Company, ICG and CGI pursuant to a lease held by CGI expiring on November 27, 1997 for monthly rent of $4,590 payable entirely by ICG for the benefit of the Company, ICG and CGI; and

       4. Approximately 1,200 square feet of office space at 4 Hill Street, London, England WIX 7FU consisting of two separate offices for use by the Company, ICG and CGI and CGE, respectively, pursuant to a sub-lease from an entity controlled by ICG and a director of the Company and ICG held by CGI and CGE expiring in October 2111 for monthly rent of $10,633 until October 1997, and $16,666 thereafter, which is payable by ICG and CGE, for the benefit of the Company, ICG, CGI and CGE. See "Item 12. Certain Relationships and Related Transactions."

Item 3.  Description of Legal Proceedings.

     The Company is not a party to any pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On January 7, 1997, the Company held a special meeting of its shareholders (the "Special Meeting") to vote on the Share Exchange and the transactions contemplated thereby. The following actions were approved at the Special Meeting by 10,102,850 votes (pre-Reverse Stock Split) (56.7% of voting stock) cast in favor of such actions and no votes cast against, abstained or withheld from voting on such actions:

     1.  Change the Company's name to Capital Growth Holdings, Ltd.;

     2. Reverse split the Common Stock on the basis of issuing one share for each 60 shares currently outstanding;

     3. Approve the terms of that certain Agreement Concerning the Exchange of Securities of International Capital Growth, Ltd. for Securities of Galt Financial Corporation;

     4. Authorize the issuance of up to 25,000,000 shares of Class B Common Stock; and

     5. Approve the establishment of a stock option plan on behalf of the Company's officers, directors, employees and consultants.


                                     PART II

Item 5.  Market for the Issuer's Common Equity and Related Shareholder Matters.

     Market Information

     There is presently no public trading market for any class of the Company's securities. The Company has a pending application for listing of the Common Stock under the symbol CGHS on the OTC Bulletin Board.

     Holders of Common Equity

     As of April 30, 1997, there were approximately 390 holders of record of the Common Stock and 7 holders of record of the Class B Common Stock.

     Dividends

     The Company's Board of Directors did not declare any cash dividend on the Company's common equity in either of the fiscal year ended January 31, 1996 or the fiscal year ended January 31, 1997.

     The Designated Preferred Stock is entitled to annual cumulative per share dividends of 5% of the respective liquidation preferences thereof, payable quarterly, until optional conversion thereof into Class B Common Stock at any time or automatic conversion thereof into Class B Common Stock on October 12, 1997. No dividend may be paid on any class of capital stock of the Company ranking junior in priority with respect to dividends to the Designated Preferred Stock until all dividends on the Designated Preferred Stock are paid in full. The liquidation preference of the Series A Preferred Stock and Series B Preferred Stock are $.14 and $.21 per share, respectively.

     As of March 25, 1997, the Company's Board of Directors declared an annual cumulative dividend of $.225 per share on the Common Stock, subject to (i) the payment of dividends on all classes of capital stock with priority over the Common Stock (currently the Series A Preferred Stock and Series B Preferred Stock) and (ii) restrictions under applicable law (the "Common Stock Dividend"). The Common Stock Dividend, which began accruing as of January 1, 1997, is payable on a quarterly basis, commencing June 30, 1997 and ending on December 31, 1998.

     The Company's ability to pay dividends on its common equity is limited by State law and the Company's ability to pay dividends on classes of capital stock with priority over a given class of common equity with respect to dividends. No dividend may be paid on any class of capital stock of the Company ranking junior in priority with respect to dividends to the Designated Preferred Stock until all dividends on the Designated Preferred Stock are paid in full. The Common Stock and the Class B Common Stock are junior in priority to the Designated Preferred Stock with respect to dividends. The Class B Common Stock is junior in priority to the Common Stock with respect to dividends.

     Section 7-106-401 of the Colorado Business Corporation Act requires that no distribution may be made to a corporation's shareholders if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.


Item 6.  Plan of Operation.

     General

     ICG, the Company's only operating subsidiary, was formed in February 1996 to develop a diversified financial services company to pursue business opportunities in investment banking in the United States and the United Kingdom and merchant banking, money management and securities brokerage in the United States. ICG commenced formal operations in October 1996 when it became registered as a broker-dealer with the SEC and obtained membership with the NASD. On March 14, 1997, ICG consummated the Share Exchange with the Company and became the Company's wholly-owned subsidiary. See "Item 1. Description of Business--Business Development--Acquisition of International Capital Growth, Ltd."

     Since inception, ICG has focused on the registration process with the SEC, obtaining membership with the NASD, developing and implementing the initial stages of its business plan and raising capital. To this end, ICG commenced marketing efforts to attract investment banking clients. Further, ICG entered into a joint venture (CGE) to build a London-based financial services firm with an experienced group of London-based financial professionals. CGE received its license to conduct corporate financing activities from the Securities Futures Authority of the United Kingdom in November 1996. In addition, ICG acquired the rights to the name Everglades Research and Robert Zelinka, publisher of Everglades Research, joined ICG as the Director of Research.

     During the next fiscal year, the Company anticipates that it will generate revenues from ICG's investment banking activities. ICG has been retained to act as placement agent for up to $10 million in financing for a publicly-traded company. However, the Company anticipates that its operating expenses will increase in connection with the commencement of its securities brokerage activities and any other material expansion of the Company's business, which may result in losses from operations, at least in the short term. The Company believes, however, that it will attain profitability during 1997. There can be no assurance, however, that the Company will be able to generate revenue or attain profitability, during the next fiscal year, or at any time. To attain profitability, the Company must generate revenues in excess of operating expenses anticipated to be incurred in connection with ICG's business, the commencement of its securities brokerage activities, and the expansion of its business.

     From time to time the Company may publish forward-looking statements, including statements regarding, among other things, (i) the Company's growth strategy or potential, (ii) anticipated trends in the Company's businesses,
(iii) the Company's ability to compete with its competitors and (iv) the Company's profitability and projected financial condition. These statements are based upon Management's beliefs at the time they are made as well as assumptions made by Management based upon information available to it. The current assumptions regarding the Company's operations, performance, development and results of its business include (i) the accuracy of estimates of anticipated increases in the Company's expenses due to implementation of the Company's business plan, (ii) successful completion of securities offerings anticipated to be consummated through ICG, (iii) maintenance of market conditions affecting the Company's services and (iv) appropriate regulatory approvals. Forward-looking statements are inherently subject to various risks and uncertainties, including those described above, as well as potential changes in economic or regulatory conditions that are largely beyond the Company's control. Should one or more of these risks materialize or changes occur, or should Management's assumptions prove to be incorrect, the Company's actual results may materially vary from those anticipated or projected.

     Liquidity and Capital Resources

     The following discussion gives pro forma effect to the Share Exchange as if it occurred on February 1, 1996.

     Capital for the Company has been provided by the investments made by the initial shareholder group and through private placements of ICG's and the Company's securities. In March 1996, ICG's founders invested approximately $1,039,000.

     In October 1996, ICG raised gross proceeds of approximately $3.25 million in a private placement through the sale of 1,625,000 common shares and 1,625,000 three-year warrants to purchase common stock of ICG exercisable at $4.00 per share (subject to adjustment under certain circumstances). Further, in March 1997, the Company raised gross proceeds of approximately $1.24 million in a private placement of 549,496 shares of its Common Stock. To date, the Company's capital has been primarily used for working capital and general corporate purposes. The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $1,236,900. The Company believes that its current cash resources and anticipated cash flow from operations will be adequate to satisfy it capital requirements during 1997.

     The Company's stockholders' equity and working capital as at January 31, 1997 was ($43,853).


Item 7.  Financial Statements.

     The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB and immediately follow the signature page of this Form 10-KSB.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     As of March 25, 1997, the Company's Board of Directors voted to engage Richard A. Eisner & Company, LLP, independent certified public accountant to ICG, to act as the Company's independent certified public accountant effective immediately, thereby dismissing and replacing Angell & Deering, which resigned effective March 25, 1997. The former accountant's reports for the Company's two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between the Company and the former accountant with regard to any matters which would have caused such accountant to make reference to the subject matter thereof with their report.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers Until March 14, 1997

     Identification of Directors and Executive Officers



Name                  Age       Position(s)         Period Served
----                  ---       -----------         -------------
Earnest Mathis        37        President and       From March 31,
                                Director            1994 to March 14, 1997

Kenneth J. Wolf       46        Secretary,          From March 31, 1994 to
                                Treasurer and       March 14, 1997
                                Director

Gary J. McAdam        45        Director            From March 31, 1994 to
                                                    March 14, 1997



     Earnest Mathis. From January 1987 to the present, Mr. Mathis has owned Inverness Investments, a firm specializing in mergers and acquisitions and investments in privately and publicly-held companies. From May 1988 to the present, Mr. Mathis has served as President and a Director of Express Capital Concepts, Inc., a publicly-held, blind pool, non-reporting company. From 1994 to present, Mr. Mathis has served as Secretary, Treasurer and a Director of Landmark Reclamation, Inc., an environmental remediation company. From November 1996 to present, Mr. Mathis has served as President and Chief Executive Officer of Integrated Medical Services, Inc., a company that provides medical-related services to healthcare organizations. From April 1996 to present, he has served as President of Cancun Acquisitions, Inc., a publicly-held non-reporting blind pool company. From August 1993 to the present, Mr. Mathis has served as Secretary and a Director of Creative Business Concepts, Inc., a firm specializing in venture capital and mergers and acquisitions that ceased operations in May 1995. From March 1991 to January 1996, Mr. Mathis served as President and a Director of Jefferson Capital, Inc. From December 1991 to March 1997, Mr. Mathis served as President and a Director of the Company. From May 1994 to September 1996, Mr. Mathis served as President and a Director of Dynasty Capital Corporation.

     Kenneth J. Wolf. Since July 1989, Mr. Wolf has been President of Topographic Chocolate Company, a company located in Denver, Colorado which designs and manufactures custom chocolates. From January 1989 to January 1996, Mr. Wolf served as President and a Director of Sage Resources, Inc., a blank-check company which completed its public offering in October 1990.

     Gary J. McAdam. From February 1993 to December 1996, Mr. McAdam served as President and a Director of Creative Business Concepts, Inc., a firm specializing in venture capital and mergers and acquisitions. From 1979 to present, Mr. McAdam has served as President and a Director of Growth Ventures, Inc. (formerly known as Creative Investments Services, Inc.), a firm specializing in mergers and acquisition and investments in privately and publicly-held companies. From March 1994 to March 1997, Mr. McAdam served as a Director of the Company. From May 1994 to September 1996, Mr. McAdam served as Vice President, Secretary and a Director of Dynasty Capital Corporation.

     Identification of Significant Employees

     None.

     Family Relationships

     None.

     Involvement in Certain Legal Proceedings

     None.

Directors and Executive Officers Since March 14, 1997

     Identification of Directors and Executive Officers


Name                      Age      Position(s)                   Period Served
----                      ---      -----------                   -------------
Ronald B. Koenig          63       Chairman of the Board         March 14, 1997
                                   of Directors, President       to present
                                   and Chief Executive
                                   Officer

Alan L. Jacobs(1)         55       Executive Vice                March 14, 1997
                                   President and Director        to present

Stanley Hollander(2)      59       Senior Vice President         March 14, 1997
                                   and Director                  to present

Michael S. Jacobs         32       Senior Vice President,        March 14, 1997
                                   Secretary and Treasurer       to present

Jay J. Matulich(3)        41       Senior Vice President         March 14, 1997
                                                                 to present

Emanuel Arbib             29       Director                      March 14, 1997
                                                                 to present

John D. Booth             38       Director                      March 14, 1997
                                                                 to present

N. Bulent Gultekin        49       Director                      March 14, 1997
                                                                 to present



--------------------
(1) Alan L. Jacobs is also a Director of Boca Raton Capital Corporation, a publicly-held reporting company.
(2) Stanley Hollander is also a Director of Capital Media Group, Ltd., a publicly-held company.
(3) Jay J. Matulich is also a Director of BioSafe International, Inc., a publicly-held company.


     Each officer and director listed above holds the same respective position(s) with ICG, except that Alan L. Jacobs is also Senior Managing Director of ICG, and Stanley Hollander and Jay J. Matulich are Vice Presidents of ICG. Stanley Hollander is also a Director of ICG.

     Each director of the Company listed in the above table holds office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Each officer of the Company listed in the table above serves at the discretion of the Company's Board of Directors.

Ronald B. Koenig. Mr. Koenig has been Chairman of the Board of Directors, President and Chief Executive Officer of International Capital Growth, Ltd. since March 1996. Mr. Koenig has been Chairman, from October 1994 to July 1995, and co-founder of U.S. Sachem Financial Consultants, L.P. and, since July 1995, of its successor Capital Growth International, L.L.C. From 1989 to 1993, Mr. Koenig was a Senior Managing Director and department head of corporate finance at Gruntal & Co., Incorporated. From 1974 to 1985, Mr. Koenig was a Managing Director, and from 1985 to 1989, Chairman of the Board, of Ladenburg Thalmann & Co., Inc. From 1972 to 1974, he served as Vice President, Institutional Sales at Jas. H. Oliphant & Co., an institutional research boutique. From 1968 to 1972, he held a position in sales with Leif Werle & Co., an NYSE specialist firm. Mr. Koenig was educated at the University of Pennsylvania (The Wharton School) and holds a B.S. in economics. Mr. Koenig presently serves on The Wharton School Undergraduate Executive Board and is on the business advisory board to Sterling National Bank & Trust Company of New York.

Alan L. Jacobs. Mr. Jacobs has served as Executive Vice President and a Director of the Company since March 1997. Since March 1996, Mr. Jacobs has served as Senior Managing Director, Executive Vice President and a Director of International Capital Growth, Ltd. and, since January 1995, of Capital Growth International, L.L.C. From February 1995 to present and from July 1993 to September 1994, Mr. Jacobs has served as a Director of Boca Raton Capital Corporation, a publicly-held Florida corporation ("BRCC"). He was Chairman of the Board of Directors of BRCC from November 1993 to September 1994 and has served as Chief Executive Officer of BRCC since November 1993. From January 1992 to December 1995, Mr. Jacobs served as Associate Director of Investment Banking at Josephthal Lyon & Ross Incorporated. From May 1985 to December 1991, Mr. Jacobs served as Managing Director of Investment Banking with Ladenburg Thalmann & Co., Inc., an investment banking firm. Mr. Jacobs earned an A.B. in liberal arts in 1963 from Franklin & Marshall College and a J.D. from Columbia Law School in 1966.

Stanley Hollander. Mr. Hollander has served as Senior Vice President and a Director of the Company since March 1997 and Vice President and a Director of International Capital Growth, Ltd. since March 1996. Since 1993, Mr. Hollander has served as President, Chief Executive Officer and co-founder of U.S. Sachem Financial Consultants, L.P. and, since July, 1995, its successor Capital Growth International, L.L.C. From December 1995 to present, Mr. Hollander has been a Director of Capital Media Group, Ltd., a publicly-held company. From 1989 to 1993 he served as a Managing Director and joint head of corporate finance at Gruntal & Co., Incorporated. From 1985 to 1989 he served as a Managing Director of Investment Banking at Ladenburg Thalmann & Co., Inc. From 1979 to 1985 he was co-owner and Vice President of Zemex Electronics-Stanlee, distributors of consumer electronics. From 1959 to 1979, Mr. Hollander was president of All Brand Appliances Brandmart, distributors of consumer electronics. Mr. Hollander was educated at the University of Alabama.

Michael S. Jacobs. Mr. Jacobs has served as Senior Vice President, Secretary and Treasurer of the Company since March 1997 and of International Capital Growth, Ltd. since March 1996. Since February 1995, Mr. Jacobs has been a Senior Vice President of U.S. Sachem Financial Consultants, L.P. and, since July 1995, its successor Capital Growth International, L.L.C. From 1993 to 1995 he was a Vice President of Investment Banking at Josephthal Lyon & Ross Incorporated, and from 1990 to 1993, Mr. Jacobs was an associate in corporate finance at Gruntal & Co., Incorporated.

From 1989 to 1990, Mr. Jacobs was a financial analyst at Ladenburg Thalmann & Co., Inc. Educated at New York University's Stern School of Business and Emory University, he holds an M.B.A. in finance and a B.B.A. degree.

Jay J. Matulich. Mr. Matulich has served as Senior Vice President of the Company since March 1997 and Vice President of International Capital Growth, Ltd. since March 1996. Since October 1994, Mr. Matulich has been a Senior Vice President of U.S. Sachem Financial Consultants, L.P. and, since July 1995, of its successor Capital Growth International, L.L.C. Since April 1995, Mr. Matulich has served as a Director of BioSafe International, Inc., a publicly-held company. From May 1990 to October 1994, Mr. Matulich was a Vice President of Gruntal & Co., Incorporated. From 1989 to May 1990, Mr. Matulich served as an associate in the Shansby Group, a San Francisco-based leveraged buy-out firm. From 1986 to 1989, Mr. Matulich was a Senior Manager at Arthur Young & Co., accountants in the merger and acquisitions group. Educated at Brigham Young University, Mr. Matulich has a B.A. degree.

Emanuel M. Arbib. Mr. Arbib has been a Director of the Company since March 1997 and of International Capital Growth, Ltd. since March 1996. Since January 1996, Mr. Arbib has been Managing Director of BioSafe Europe plc. Since 1991, he has been Managing Director of Capital Management Limited. In 1991, Mr. Arbib founded Global Investment Advisors Limited, a London- based fixed income advisory firm. From 1990 to 1991 he was head of the Italian Marketing Desk at Prudential Bache Securities (U.K.). Educated at Bocconi University in Milan and the American University in Rome, he holds a Laureate in Economics and A.B.A. degree.

John D. Booth. Mr. Booth has been a Director of the Company since March 1997 and of International Capital Growth, Ltd. since March 1996. He has been Chairman of Maintel Europe Limited and Luther Pendragon Limited since 1996 and 1991, respectively. From 1993 to 1996, Mr. Booth was Managing Director at Bankers Trust International. From 1988 to 1993, he was Senior Vice President at Prudential Bache Securities. From 1986 to 1988, Mr. Booth was a partner at E.F. Hutton International Associates. From 1980 to 1983, he was Vice President at Merrill Lynch, Pierce, Fenner & Smith Incorporated. From 1980 to 1983, Mr. Booth was an Account Executive at J. Walter Thompson Company. Educated at Oxford University, he holds an M.A. and a B.A. in modern languages.

N. Bulent Gultekin. Mr. Gultekin has been a Director of the Company since March 1997 and of International Capital Growth, Ltd. since March 1996. Since 1981, Mr. Gultekin has been an Associate Professor of Finance at The Wharton School of the University of Pennsylvania. From 1993 to 1994, he served as the Governor of the Central Bank of the Republic of Turkey. From 1989 to 1991, Mr. Gultekin served as Chief Advisor to Prime Minister Mesut Yilmaz of the Republic of Turkey. From 1990 to 1992, Mr. Gultekin was a director of The Bell Atlantic Mutual Funds. Mr. Gultekin earned a BSC in 1965 and an MBA in 1973 from Turkish universities and a Ph.D. in finance and statistics in 1976 from The Wharton School of the University of Pennsylvania.

     Identification of Significant Employees

     None.

     Family Relationships

     There is no family relationship among any of the directors or executive officers of the Company or ICG except that Alan L. Jacobs is the father of Michael S. Jacobs.

     Involvement in Certain Legal Proceedings

     None.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act to file with the Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. The Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act. Accordingly, no such reports have been filed with the Commission.


Item 10.  Executive Compensation.

     None of the Company's officers or directors received any salary or wages or other compensation from the Company during the last three completed fiscal years. During the fiscal year ended January 31, 1997, the Company had no active retirement, stock option or other plans or arrangements pursuant to which cash or non-cash compensation was paid to its officers or directors. As of March 14, 1997, in connection with the Share Exchange, the Company put into effect the Capital Growth Holdings, Ltd. 1997 Stock Option Plan pursuant to which the Company granted options to purchase 635,000 shares of Class B Common Stock to certain directors and employees of ICG in exchange for previously granted options of the same tenor to purchase an equal number of shares of common stock of ICG.

     The following table sets forth the compensation of the chief executive officer of ICG for services in all capacities to ICG for the period from inception of ICG (February 26, 1996) through January 31, 1997, the Company's fiscal year-end. ICG's chief executive officer was the highest compensated employee of ICG during such period.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

   Name and Principal
   Position with ICG               Fiscal Year(1)              Salary
   ---------------------------------------------------------------------

   Ronald B. Koenig                    1997                  $67,306.66
      President,
      Chief Executive
      Officer and Director

   ------------------
  (1) Covers the period from ICG's inception (February 26, 1996) through January 31, 1997, the Company's fiscal year end.



     Compensation of Directors

     The directors of the Company and ICG are reimbursed for their expenses in connection with their activities as directors and members of committees of such entities. Mr. N. Bulent Gultekin will be paid a fee of $2,500 for his participation in each meeting of the Company's Board of Directors.

     Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements pursuant to which any executive officer will be paid compensation as a result of his termination or change of employment with, or control of, the Company or ICG.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the number of shares and percentage owned of the Company's voting securities beneficially owned as of April 30, 1997 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's voting securities, (ii) each director of the Company,
(iii) the Company's chief executive officer at the end of the last fiscal year, and (iv) all executive officers and directors of the Company as a group.

                                       Amount and
      Name and Address of               Nature of                   Percent of
      Beneficial Owner(1)          Beneficial Ownership               Class(2)
-----------------------------      ---------------------           ------------

Rush & Co.                          3,586,334(3)(4)(5)                18.06%
Swiss American Securities
100 Wall Street
4th Floor
New York, NY 10005

Emanuel Arbib                       3,336,334(4)                      16.83%

Ronald B. Koenig                    3,336,333                         16.83%

Stanley Hollander                   3,336,333(6)                      16.83%

Hollander Family                    3,336,333(6)                      16.83%
Partnership LP

Alan L. Jacobs                      2,925,000                         14.75%

Tigris Holdings, Ltd.               1,200,000(7)                       6.05%
6-7 St. John's Lane
London EC1M 4BH England

John D. Booth                         250,000(5)                       1.26%

Earnest Mathis                         81,218(8)                        .41%
26 West Dry Creek Circle
Suite 600
Littleton, CO 80120

N. Bulent Gultekin                     25,000(9)                        .13%

All current directors and          15,201,000(10)                     74.59%
executive officers as a group

--------------------
(1) Each beneficial owner for which an address is not listed has an address c/o Capital Growth Holdings, Ltd., 660 Steamboat Road, Greenwich,
      CT 06830.
(2) Based on a total of 19,829,496 shares of capital stock outstanding, all of which vote together as one class.
(3) Consists of 3,336,334 shares of Series A Preferred Stock, 25,000 shares of Common Stock, 200,000 shares of Class B Common Stock and 25,000 Common Warrants.
(4) Rush & Co. holds 3,336,334 shares of Series A Preferred Stock for the benefit of Capital Growth Holdings, Limited, a Turks & Caicos Islands corporation. Fifty percent of Capital Growth Holdings, Limited is owned by entities which may be deemed to be in the control of Emanuel Arbib, a director of the Company. As such, Mr. Arbib may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Capital Growth Holdings, Limited. Other than such holdings, Mr. Arbib owns no capital stock of the Company.
(5) Rush & Co. holds 200,000 shares of Class B Common Stock, 25,000 shares of Common Stock and 25,000 Common Warrants for the benefit of John D. Booth, a director of the Company. Other than such holdings, Mr. Booth owns no capital stock of the Company.
(6) Stanley Hollander, Senior Vice President and Director of the Company, may be deemed to be the beneficial owner of the shares of the Company held by Hollander Family Partnership LP. Other than such holdings, Mr. Hollander owns no capital stock of the Company.
(7) Consists of 1,080,000 shares of Series B Preferred Stock and 120,000 shares of Common Stock.
(8) Includes 81,250 shares of Common Stock owned by entities that may be deemed to be in the control of Mr. Mathis. As such, Mr. Mathis may be deemed to be the beneficial owner of such shares. Other than such holdings, Mr. Mathis owns 968 shares of Common Stock.
(9) Consists of stock options exercisable to purchase 25,000 shares of Class B Common Stock.
(10) Consists of 3,336,334 shares of Series A Preferred Stock, 25,000 shares of Common Stock, 11,289,666 shares of Class B Common Stock, 25,000 Common Warrants and stock options exercisable to purchase 525,000 shares of Class B Common Stock.

     Changes in Control

     A change in control of the Company took place on March 14, 1997. See "Item 1. Description of Business--Business Development--Acquisition of International Capital Growth, Ltd." There are currently no arrangements that would result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions.

     On March 27, 1997, the Company completed a private offering (the "Private Offering") of its Common Stock at $2.25 per share pursuant to Regulation D and Regulation S, each as promulgated under the Securities Act. The Private Offering, which yielded gross proceeds to the Company of $1,236,366, was offered and sold through Capital Growth International, L.L.C. ("CGI"), as placement agent, which was paid $74,181.96 in commissions in connection therewith. CGI is an affiliate of the Company and ICG, a portion of which will be used to compensate certain sub-placement agents. Several of the officers and directors of the Company and ICG are also officers and directors of CGI. Additionally, the beneficial holders of 100% of the membership interests in CGI beneficially hold 56.53% of the outstanding capital stock of the Company, which holds 100% of the outstanding capital stock of ICG. Messrs. Ronald B. Koenig, Chairman of the Board of Directors, President and Chief Executive Officer of the Company and ICG, and Stanley Hollander, Senior Vice President and a Director of the Company and ICG, each own a 50% interest in Sachem Financial Consultants, L.P., which holds a 60% membership interest in CGI. Messrs. Koenig and Hollander each beneficially own, 16.83% of the outstanding capital stock of the Company. Mr. Emanuel Arbib, a Director of the Company and ICG, may be deemed to beneficially own a 30% membership interest in CGI and 16.83% of the outstanding capital stock of the Company. Tigris Holdings, Ltd. holds a 10% membership interest in CGI and owns 6.05% of the outstanding capital stock of the Company.

     The Company, ICG and CGI share the use of approximately 855 square feet of office space at 660 Steamboat Road, Greenwich, Connecticut 06830. The lease on such property, which expires on March 31, 1998, is held by CGI. Rent for use of such property, which is $5,833 per month, is paid by ICG at no cost to the Company or CGI.

     The Company, ICG and CGI share the use of approximately 700 square feet of office space at 777 South Flagler Drive, 8th Floor, West Tower, West Palm Beach, Florida 33401. The lease on such property, which expires on June 30, 1997, is held by CGI. Rent for use of such property, which is $3,150 per month, is paid by ICG at no cost to the Company or CGI.

     The Company, ICG and CGI share the use of approximately 2,040 square feet of office space at 2425 Olympic Boulevard, #660E, Santa Monica, California 90404. The lease on such property, which expires on November 27, 1997, is held by CGI. Rent for use of such property, which is $4,590 per month, is paid by ICG at no cost to the Company or CGI.

     The Company, ICG, CGI and CGE occupy a total of 1200 square feet of office space at 4 Hill Street, London, England WIX 7FU; the Company, ICG and CGI have use of approximately 600 square feet and CGE has use of approximately 600 square feet. The sub-lease on such property, which expires in October 2111, is held by CGI and CGE. ICG, for its own account and on behalf of the Company and CGI, pays monthly rent of $2,300 until October 1997, and $8,333 thereafter. CGE pays monthly rent of $8,333. The lease on the premises is held by an entity that may be deemed to be beneficially owned by ICG and/or Emanuel Arbib, a Director of the Company and ICG.

     It is currently contemplated by management of the Company, ICG and CGI that CGI will assign all rights and obligations in connection with two Financial Advisory and Consulting Agreements (the "Consulting Agreements") each of which are between CGI and a separate publicly-held company. The Consulting Agreements, which were entered into in connection with CGI's investment banking business, are anticipated to be assigned to ICG for nominal consideration. One Consulting Agreement, which expires on July 30, 1998, currently provides for monthly payments to CGI of $2,500 and compensation rights in favor of CGI if certain business transactions introduced by CGI to such public company are consummated. The other Consulting Agreement currently grants to CGI a right of first refusal, exercisable until April 26, 1998, to offer securities of such public company and provides for certain compensation rights in favor of CGI if certain business transactions introduced by CGI to such public company are consummated.

Item 13.  Exhibits, List and Reports on Form 8-K.

           Exhibits and List

               Exhibit No.    Description
               -----------    ------------
               2.1            Agreement Concerning the Exchange of Securities of
                              International Capital Growth, Ltd. for Securities of Capital Growth Holdings, Ltd. dated January 7,
                              1997 without schedules or exhibits thereto*

               3(i).1 Restated Articles of Incorporation of Galt Financial Corporation*

               3(i).2 Certificate of Designation of 5% Cumulative Convertible Series A Preferred Stock*

               3(i).3 Certificate of Designation of 5% Cumulative Convertible Series B Preferred Stock*

               10             Capital Growth Holdings, Ltd. 1997 Stock Option
                              Plan*

               16             Letter, dated March 25, 1997, of Angell & Deering*

               21             List of Subsidiaries

               27             Financial Data Schedule
               --------------------
               * Incorporated by reference from the same respective exhibit numbers as contained in the Company's Form 8-K dated March 14, 1997 as filed with the Securities and Exchange Commission on March 28, 1997.

     Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1997. On March 28, 1997, the Company filed a report on Form 8-K dated March 14, 1997 in connection with the Share Exchange covering Items 1 (Change in Control of the Company); 2 (Acquisition or Disposition of Assets); 4 (Change in Company's Certifying Accountant); 5 (Other Events); 7 (Financial Statements and Exhibits); 8 (Change in Fiscal Year); and 9 (Sales of Equity Securities Pursuant to Regulation S).

     Supplemental Information to be Furnished with Reports Filed Pursuant to
     Section 15(d) of the Exchange Act by Non-Reporting Issuers

     No proxy material or annual report covering the Company's last fiscal year has been sent to the Company's security holders.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 1997.


                                     CAPITAL GROWTH HOLDINGS, LTD.


                                     By:   /s/ Ronald B. Koenig
                                           -------------------------------------
                                           Ronald B. Koenig
                                           President and Chief Executive Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on May 1, 1997.


Signatures                  Title
----------                  -----

/s/Ronald B. Koenig         President, Chief Executive Officer
-------------------         and Director (Principal Executive Officer)
Ronald B. Koenig


/s/Michael S. Jacobs        Senior Vice President
--------------------        Secretary and Treasurer (Principal Financial and
Michael S. Jacobs           Accounting Officer)


/s/Stanley Hollander        Director
--------------------
Stanley Hollander


/s/Alan L. Jacobs           Director
-----------------
Alan L. Jacobs


/s/John D. Booth            Director
----------------
John D. Booth

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                          NUMBER
                                                                          ------

REPORTS OF INDEPENDENT AUDITORS                                             F-2


BALANCE SHEET AS AT JANUARY 31, 1997                                        F-4


STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
JANUARY 31, 1997 AND JANUARY 31, 1996                                       F-5


STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 1997 AND
JANUARY 31, 1996                                                            F-6


STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
JANUARY 31, 1997 AND JANUARY 31, 1996                                       F-7


NOTES TO FINANCIAL STATEMENTS                                               F-8


PRO FORMA CONDENSED FINANCIAL INFORMATION                                   F-12


PRO FORMA CONDENSED BALANCE SHEET                                           F-13


PRO FORMA CONDENSED STATEMENT OF OPERATIONS                                 F-14


NOTES TO PRO FORMA CONDENSED FINANCIAL INFORMATION                          F-15

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Capital Growth Holdings, Ltd.


         We have audited the accompanying balance sheet of Capital Growth Holdings, Ltd. (formerly Galt Financial Corporation) as at January 31, 1997, and the related statements of operations, changes in stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Holdings, Ltd. as at January 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP

New York, New York
April 17, 1997

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Capital Growth Holdings, Ltd.

We have audited the accompanying statements of operations, changes in stockholders' (deficit) and cash flows of Capital Growth Holdings, Ltd. (formerly Galt Financial Corporation)for the year ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Capital Growth Holdings, Ltd. (formerly Galt Financial Corporation) for the year ended January 31, 1996, in conformity with generally accepted accounting principles.

The financial statements for the year ended January 31, 1996 have been prepared assuming that the Company will continue as a going concern. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its activities and, ultimately, to achieve profitable operations. These items raise substantial doubt about the Company's ability to continue as a going concern.


                                                /s/ Angell & Deering
                                                ---------------------------
                                                Angell & Deering
                                                Certified Public Accountant

Denver, Colorado
April 17, 1996

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                                  BALANCE SHEET

                             AS AT JANUARY 31, 1997


                                  A S S E T S
                                  -----------

Current assets - cash ..........................................      $   2,490
                                                                      =========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------


Current liabilities:
   Accrued interest - related parties ..........................      $   4,343

   Notes payable - related parties (12% unsecured,
     payable on demand) ........................................         42,000
                                                                      ---------
               Total current liabilities .......................         46,343
                                                                      ---------

Stockholders' (deficit):
   Preferred stock:  $.001 par value, 20,000,000 shares
     authorized, none issued or outstanding
   Class B common stock:  25,000,000 shares authorized,
     none issued or outstanding
   Common stock:  $.0001 par value, 100,000,000 shares
     authorized, 297,094 shares issued and outstanding .........             30
   Additional paid-in capital ..................................        249,051
   Accumulated deficit .........................................       (292,934)
                                                                      ---------

               Total stockholders' (deficit) ...................        (43,853)
                                                                      ---------

               T O T A L .......................................      $   2,490
                                                                      =========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                            STATEMENTS OF OPERATIONS



                                                               Year Ended
                                                               January 31,
                                                          ----------------------
                                                            1997         1996
                                                          --------     --------

Operating expenses ....................................   $ 22,298     $ 18,003
                                                          --------     --------

Loss from operations ..................................    (22,298)     (18,003)
                                                          --------     --------

Other income (expense):

   Gain on disposal of subsidiary .....................                  68,663

   Interest expense ...................................     (3,430)        (914)
                                                          --------     --------

          Total other income (expense) ................     (3,430)      67,749
                                                          --------     --------

NET INCOME (LOSS) .....................................   $(25,728)    $ 49,746
                                                          ========     ========

Net income (loss) per share of common stock ...........   $   (.09)    $    .17
                                                          ========     ========

Weighted average number of common shares outstanding ..    297,094      297,094
                                                          ========     ========




                 The accompanying notes to financial statements
                          are an integral part hereof.

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)


                                   Common Stock         Additional
                                 -----------------        Paid-in    Accumulated
                                 Shares     Amount        Capital      Deficit
                                 -------    ------      ----------   -----------

Balance - January 31, 1995 ...   297,094      $30         $249,051    $(316,952)

Net income for the year ......                                           49,746
                                 -------      ---         --------    ---------
Balance - January 31, 1996 ...   297,094       30          249,051     (267,206)

Net (loss) for the year ......                                          (25,728)
                                 -------      ---         --------    ---------

BALANCE - JANUARY 31, 1997 ...   297,094      $30         $249,051    $(292,934)
                                 =======      ===         ========    =========




                 The accompanying notes to financial statements
                          are an integral part hereof.

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                            STATEMENTS OF CASH FLOWS



                                                                Year Ended
                                                                January 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------

Cash flows from operating activities:
   Net income (loss) .................................    $(25,728)    $ 49,746
                                                          --------     --------
   Adjustments to reconcile net income (loss) to
     net cash (used in) operating activities:
       Gain on disposal of subsidiary ................                  (68,663)
       Changes in assets and liabilities:
         Increase (decrease) in accounts payable .....         (78)          78
         Increase in accrued interest ................       3,429          914
                                                          --------     --------
          Net cash (used in) operating activities ....     (22,377)     (17,925)
                                                          --------     --------

Cash flows from investing activities:
   Disposal of subsidiary ............................                   (1,000)
                                                                       --------

Cash flows from financing activities:
   Proceeds from related party loans .................      21,700       20,300
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH ......................        (677)       1,375

Cash at beginning of year ............................       3,167        1,792
                                                          --------     --------


CASH AT END OF YEAR ..................................    $  2,490     $  3,167
                                                          ========     ========



                 The accompanying notes to financial statements
                          are an integral part hereof.

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Corporation:
---------------------------

     Capital Growth Holdings, Ltd. (formerly Galt Financial Corporation) (the "Company") was incorporated in the State of Colorado on June 15, 1987. On March 14, 1997, the Company acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. (a development stage company) ("ICG"), a Delaware corporation and member of the National Association of Securities Dealers, Inc., in a reverse acquisition consummated through a share exchange transaction that resulted in a change in control of the Company (see Note B for further discussion). Information included herein with respect to the Company prior to March 14, 1997 refers to the Company as constituted prior to the share exchange transaction. The Company is developing a diversified financial service firm to pursue business opportunities in the United States and the United Kingdom.

         On March 24, 1995, the Company sold its wholly owned subsidiary, Metropolitan Golf Club, Inc. ("MGC"), inactive since December 1990, to an unrelated third party. The Company paid $1,000 to the buyer to complete the sale. At the time of sale, MGC had no assets and had liabilities of $69,663. The sale resulted in a gain of $68,663 recognized by the Company for the year ended January 31, 1996.


(NOTE B) - Acquisition:
-----------------------

     As discussed in Note A, the Company acquired 100% of the outstanding capital stock of ICG in a reverse acquisition consummated through a share exchange transaction (the "Share Exchange"). In accordance with the Share Exchange, the Company issued 18,980,000 shares of its capital stock and 1,625,000 redeemable warrants to the shareholders of ICG in exchange for the outstanding common and convertible preferred shares and warrants of ICG. In addition, warrants to obtain 250,000 shares of Class B common stock issued to a consultant were exchanged.

         The 18,980,000 shares of capital stock of the Company that were issued in the Share Exchange consisted of (a) 2,549,000 shares of common stock, (b) 11,349,666 shares of Class B common stock, (c) 4,001,334 shares of 5% Cumulative Convertible Series A Preferred Stock and (d) 1,080,000 shares of 5% Cumulative Convertible Series B Preferred Stock. The warrants consist of 1,625,000 redeemable warrants, each exercisable to purchase one share common stock at $4.00 per share (subject to adjustment) at any time until October 1999 and 250,000 redeemable warrants, each exercisable to purchase one share of Class B common stock at $2.00 per share (subject to adjustment) at any time, subject to an exercise schedule, until November 1999. The issuance of warrants exercisable at $2.00 per share will result in a charge to operations based on their fair value over the number of months that such consulting services are provided.


(continued)

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Summary of Significant Accounting Policies:
------------------------------------------------------

         [1]  Use of estimates:
              -----------------

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         [2]  Net income (loss) per common share:
              -----------------------------------

              The net income (loss) per common share is based on the weighted average number of shares outstanding during the year.

         [3]  Income taxes:
              -------------


              As of January 31, 1997, the Company had net operating loss and capital loss carryforwards of approximately $163,000 and $161,000, respectively. The net operating loss and capital loss can be carried forward fifteen years and five years, respectively, to offset future taxable income. The net operating loss carryforward expires in 2012 and the capital loss carryforward expires in 2001.

              At January 31, 1997 and January 31, 1996, the Company had a deferred tax asset of approximately $121,000 and $27,500, respectively, resulting from net operating loss and capital loss carryforwards, which has been offset in its entirety by a valuation allowance. The net change in the valuation allowance for deferred tax assets was an increase of $93,500 related to benefits from net operating loss carryforwards.


              As a result of the transaction referred to in Note B, the net operating loss carryforwards will not be available to offset income generated by ICG.


(NOTE D) - Stockholders' (Deficit):
-----------------------------------

         [1]  Preferred stock:
              ----------------

              The authorized preferred stock of the Company consists of 20,000,000 shares, $.001 par value. The preferred stock may be issued in one or more series at the discretion of the Board of Directors. In establishing a series, the Board of Directors shall fix the number of shares in such series, and the preferences, rights and restrictions thereof.


(continued)

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Stockholders' (Deficit):  (continued)
-----------------------------------  -----------

         [1]  Preferred stock:  (continued)
              ----------------

              On March 14, 1997, the Board of Directors designated 4,365,000 shares of preferred stock as 5% Cumulative Series A Preferred Stock and 1,200,000 shares of preferred stock as 5% Cumulative Convertible Series B Preferred Stock.

              The holders of Series A and B preferred stock are entitled to preferential cumulative dividends beginning October 12, 1996 equal to 5% of the liquidation preference per annum and share equally with the Class B common stock in any dividends declared thereon. The shares are convertible at the option of the holder and automatically convert into Class B common stock on a one-for-one basis on October 12, 1997. The Series A and B have a liquidation preference of $.14 and $.21 per share, respectively.

         [2]  Class B common stock:
              ---------------------

              Each Class B common stock is entitled to one vote per share. The Class B common stock is junior in priority with respect to dividends to the common stock and the Series A and B preferred stock and automatically converts into common stock on a one-for-one basis on December 31, 1998.

         [3]  Stock split:
              ------------

              On January 7, 1997, the Stockholders approved a 60 for 1 reverse stock split of its common and preferred stock. All per share and share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

         [4]  Dividend:
              ---------

              On March 25, 1997, the Board of Directors declared an annual dividend of $.225 per share of common stock, accruing as of January 1, 1997 payable commencing June 30, 1997 and on a quarterly basis thereafter. The dividend will be paid after payment of any dividends due on all classes of stock with priority over common stock (currently Series A and B preferred stock), subject to any operating restrictions. In addition, the Board of Directors determined that any dividend declared on Class B common stock will be subject to a $.15 and $.20 per share limitation on annual dividends in 1997 and 1998, respectively.



(continued)

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Stockholders' (Deficit):  (continued)
-----------------------------------

         [5]  Private placement:
              ------------------

     On March 27, 1997, the Company completed a private offering of its common stock at $2.25 per share. The Company issued a total of 549,496 shares of common stock which yielded net proceeds of approximately $1,069,000. A placement fee of $74,182 was paid to Capital Growth International, L.L.C an affiliate of the Company. In connection therewith, the Company agreed to issue warrants to purchase 24,985 shares of common stock as partial compensation to certain non-affiliated sub-placement agents. Each warrant is exercisable to purchase one share of common stock at $4.00 per share (subject to adjustment) through March 2000.


(NOTE E) - Stock Option Plan:
-----------------------------

     On January 7, 1997, the Company adopted a stock option plan (the "1997 Plan") for granting of options to purchase up to 1,500,000 shares of Class B common stock, pursuant to which employees, directors and consultants are eligible to receive incentive and/or nonqualified stock options. Options granted under the 1997 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant. On March 14, 1997, the Company granted 635,000 options at an exercise price of $2.00 per share.


(NOTE F) - Related Party Transactions:
--------------------------------------


     During the year ended January 31, 1997, the Company maintained its offices in space provided by the Company's former president on a rent free basis.


     At January 31, 1997 notes payable to related parties are due to stockholders - former officers/directors or their affiliated companies. On March 14, 1997, an aggregate of $46,343 of these notes payable and accrued interest thereon were exchanged for 2,906 shares of common stock.

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                    PRO FORMA CONDENSED FINANCIAL INFORMATION
                                   (Unaudited)


     On March 14, 1997 Capital Growth Holdings, Ltd. (formerly Galt Financial Corporation) (the "Company") acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. (a development stage company) ("ICG"), a Delaware Corporation and member of the National Association of Securities Dealers, Inc. in a reverse acquisition consummated through a share exchange transaction (the "Share Exchange").

     The accompanying unaudited pro forma condensed balance sheet combines the balance sheets of the Company and ICG as at January 31, 1997 and December 31, 1996, respectively and reflects the (1) share exchange, (2) sale of common stock in a private placement completed on March 27, 1997 and (3) conversion of certain notes into common stock on March 13, 1997.

     The accompanying unaudited pro forma condensed statement of operations combines the historical operations of the Company for the year ended January 31, 1997 with the historical results of ICG for the period February 1, 1996 (inception) to December 31, 1996; assuming the share exchange occurred at the beginning of the periods presented.

     The pro forma condensed balance sheet and pro forma condensed statement of operations is not necessarily indicative of what the financial position and results of operations would have been had the transaction occurred earlier, nor do they purport to represent the future financial position or results of operations of the Company. The pro forma information should be read in conjunction with the notes thereto and the financial statements of the Company at January 31, 1997.

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                        PRO FORMA CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                    Historical
                                        -----------------------------
                                        The Company
                                             at             ICG at                            Pro forma
                                        January 31,       December 31,       Pro forma         Balance
               A S S E T S                  1997             1996           Adjustments         Sheet
               -----------              -----------       -----------       -----------       ----------
Cash ................................   $     2,490       $3,060,255        $ 1,069,172(3)    $4,131,917

Customer lists ......................                        120,000                             120,000

Other assets ........................                        306,579                             306,579
                                        -----------       ----------        -----------       ----------
          T O T A L .................   $     2,490       $3,486,834        $ 1,069,172       $4,558,496
                                        -----------       ----------        -----------       ----------


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
-----------------------------

Accrued expenses ....................                     $   51,000                          $   51,000

Accrued interest ....................   $     4,343                         $   (4,343)(1)         - 0 -

Notes payable .......................        42,000                            (42,000)(1)         - 0 -
                                        -----------       ----------        -----------       ----------

Total liabilities ...................        46,343           51,000            (46,343)          51,000
                                        -----------       ----------        -----------       ----------

Stockholders' equity (deficit):
   Series A convertible
     preferred (at liquidation
     value) .........................                        611,100          (611,100)(2)         - 0 -
   Series B convertible
     preferred (at liquidation
     value) .........................                        252,000          (252,000)(2)         - 0 -
   Newly-designated:
     5% Series A convertible
       preferred (4,001,334
       shares, par $.001, at
         liquidation value) .........                                           560,187(2)       560,187
     5% Series B convertible
       preferred (1,080,000
       shares, par $.001,
         at liquidation value) ......                                           226,800(2)       226,800
   Common stock (3,398,496
     shares at no par) ..............            30           13,415              6,539(1)
                                                                              3,323,896(2)
                                                                              1,069,172(3)     4,413,052
   Class B common stock
     (11,349,666 shares at
     no par) ........................                                           334,803(2)       334,803
   Additional paid-in capital .......       249,051        3,333,535        (3,582,586)(2)         - 0 -
   Accumulated deficit ..............      (292,934)        (718,616)            39,804(1)      (971,746)
   Subscription receivable ..........       (55,600)         (55,600)
                                        -----------       ----------        -----------       ----------
          Total stockholders'
            equity (deficit) ........       (43,853)       3,435,834          1,115,515        4,507,496
                                        -----------       ----------        -----------       ----------
          T O T A L .................   $     2,490       $3,486,834        $ 1,069,172       $4,558,496
                                        ===========       ==========        ===========       ==========

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

                   PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                     Historical
                               ---------------------------
                                               ICG for
                                              the Period
                               The Company    February 1,
                               for the Year      1996
                                  Ended     (Inception) to
                                January 31,   December 31,   Pro forma    Pro forma
                                   1997          1996       Adjustments   Operations
                               ------------ --------------  -----------   -----------
Expenses:
   General and administration .. $ 22,298      $740,649                   $   762,947

   Interest ....................    3,430                                       3,430
                                 --------      ---------                  -----------

          Total expenses .......   25,728       740,649                       766,377

Interest income ................                 22,033                        22,033
                                 --------      ---------                  -----------

NET LOSS ....................... $(25,728)     $(718,616)                 $  (744,344)
                                 ========      =========                  ===========

PRO FORMA LOSS PER SHARE .......                                          $     (0.05)
                                                                          ===========

PRO FORMA WEIGHTED AVERAGE
   SHARES OUTSTANDING ..........                                           14,195,760
                                                                          ===========

                          CAPITAL GROWTH HOLDINGS, LTD.
                      (formerly Galt Financial Corporation)

               NOTES TO PRO FORMA CONDENSED FINANCIAL INFORMATION
                                   (Unaudited)


1. Reflects the conversion of $46,343 of notes payable and accrued interest thereon into 2,906 shares (valued at $2.25 per share) of common stock resulting in a gain of $39,804.

2. Reflects the exchange of 18,980,000 shares of the Company in exchange for all the outstanding shares of ICG.


          Common stock ..................................    2,549,000

          Class B common stock ..........................   11,349,666

          5% cumulative convertible
             preferred stock:
               - Series A ...............................    4,001,334
               - Series B ...............................    1,080,000
                                                            ----------
                    T o t a l ...........................   18,980,000
                                                            ==========


3. Reflects the issuance of 549,496 shares of common stock at $2.25 per share, yielding net proceeds of $1,069,172.

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

2.1 Agreement Concerning the Exchange of Securities of International Capital Growth, Ltd. for Securities of Capital Growth Holdings, Ltd. dated January 7, 1997 without schedules or exhibits thereto*

3(i).1            Restated Articles of Incorporation of Galt Financial
                  Corporation*

3(i).2 Certificate of Designation of 5% Cumulative Convertible Series A Preferred Stock*

3(i).3 Certificate of Designation of 5% Cumulative Convertible Series B Preferred Stock*

10                Capital Growth Holdings, Ltd. 1997 Stock Option Plan*

16                Letter, dated March 25, 1997, of Angell & Deering*

21                List of Subsidiaries

27                Financial Data Schedule




------------------------
* Incorporated by reference from the same respective exhibit numbers as contained in the Company's Form 8-K dated March 14, 1997 as filed with the Securities and Exchange Commission on March 28, 1997.