Form 10QSB
period 1997-03-31
CAPTIAL GROWTH HOLDINGS LTD
filed 1997-05-20
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   March 31, 1997
                                          -------------------

[ ]        Transition report under Section 13 or 15(d) of the Exchange Act.

           For the transition period from ______________ to ______________

                         Commission file no. 33-21443
                                             --------

                         CAPITAL GROWTH HOLDINGS, LTD.
  ---------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


           Colorado                                      87-1077246
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   660 Steamboat Road, Greenwich, CT                                  06830
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

                                (203) 861-7750
                ----------------------------------------------
                Issuer's telephone number, including area code


             ----------------------------------------------------
             (Former name, former address and formal fiscal year,
                        if changed since last report)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES       X                                        NO
                    ---                                             ---

           The number of shares outstanding of each of the issuer's classes of common equity as of May 19, 1997 was as follows: 3,398,496 shares of common stock and 11,349,666 shares of class B common stock.

           Transitional Small Business Disclosure Format (check one):

           YES                                                NO     X
                    ---                                             ---

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The interim financial statements required by this Item are included in this quarterly report on Form 10-QSB immediately following the signature page hereto.


Item 2.  Management's Discussion and Analysis.

Overview

           International Capital Growth, Ltd. ("ICG"), a Delaware corporation and the only operating subsidiary of Capital Growth Holdings, Ltd. (the "Company"), was formed in February 1996 to develop a diversified financial services company to pursue business opportunities in investment banking in the United States and the United Kingdom and merchant banking, money management and securities brokerage in the United States. ICG commenced formal operations in October 1996 when it became registered as a broker-dealer with the Securities and Exchange Commission (the "SEC") and obtained membership with the National Association of Securities Dealers, Inc. (the "NASD"). On March 14, 1997, ICG consummated a share exchange transaction with the Company and became the Company's wholly-owned subsidiary. Through December 31, 1996, ICG was a development stage company.

            During the first quarter of fiscal year 1997, the Company has generated, and anticipates that it will continue generating, revenues from ICG's investment banking activities. ICG has been retained to act as placement agent for up to $10 million in financing for a publicly-traded company. However, the Company anticipates that its operating expenses will increase in connection with the commencement of its securities brokerage activities and any other material expansion of the Company's business, which may result in losses from operations, at least in the short term. The Company believes, however, that it will attain profitability for the fiscal year 1997. During the first quarter of 1997, the Company generated revenues from consulting fees and merchant banking (securities investments). There can be no assurance, however, that the Company will be able to generate additional revenue or attain profitability, during this fiscal year, or at any time. To attain profitability, the Company must generate revenues in excess of operating expenses anticipated to be incurred in connection with ICG's business, the commencement of its securities brokerage activities and the expansion of its business.

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

Results of Operations for the Quarter ended March 31, 1997

           As ICG, the Company's only operating subsidiary, did not commence business activities until October 1996, the Company believes that a quarter to quarter comparison of results of operations would not be meaningful.

Revenues

           ICG generated $1,425,172 in revenues during the quarter ended March 31, 1997, which included $319,854 in consulting fees earned from its financial advisory activities. In addition, the Company generated unrealized gains on its securities portfolio of $1,076,838 as well as interest income of $28,480.

Operating Expenses

           Operating expenses for the quarter ended March 31, 1997 were $746,375, consisting of general and administrative expenses of $660,260, approximately 50% of which was management and employee salaries, and the recognition of $86,115 in the equity in the net loss of its unconsolidated affiliate CGE.

Net Income

            As a result of the foregoing, and after provision for taxes of $200,000, the Company had net income of $478,797 for the quarter ended March 31, 1997.

Liquidity and Capital Resources

           Capital for the Company has been provided by the investments made by the initial shareholder group and through private placements of ICG's and the Company's securities. In

March 1997, the Company raised gross proceeds of approximately $1.24 million in a private placement of 549,496 shares of its common stock.

           To date, the Company has used its capital for merchant banking (securities investments), working capital and for general corporate purposes. In addition, in March 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald Koenig and Stanley Hollander, two of the Company's directors, officers and principal shareholders. The loan, which was approved by a majority of disinterested directors, bears interest at the rate of 6% per annum and is due on March 26, 1998.

            The Company acquired marketable securities with a market value of approximately $1.4 million and illiquid securities with a cost basis of approximately $170,000, all of which were acquired for investment purposes for a total cost of $450,000.

            The Company anticipates committing a significant amount of capital during the third and fourth quarters of 1997 to establish and develop its securities brokerage business. The Company anticipates raising additional equity capital of approximately $1.0 million in the fourth quarter of 1997 for this purpose. There can be no assurance, however, that the Company's efforts to raise additional capital will be successful. The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $1,237,000. The Company believes that its current cash resources and anticipated cash flow from operations will be adequate to satisfy its capital commitments during 1997.

Variability of Results

           The Company anticipates that a substantial portion of its future revenues will originate from ICG's activities as placement agent in private financings. When acting as placement agent, ICG is typically compensated upon the successful closing of a financing. Agency financings typically take from 90 to 120 days to consummate after ICG is retained as placement agent. Activities will be undertaken and expenses incurred in one fiscal period although a fee may not be earned until a subsequent period. As a result, the financial results of the Company may vary dramatically from quarter to quarter. Further, the Company's operating results will also vary as a result of the marking to market of its portfolio of securities.

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

           (a)       Exhibits

                     10 Promissory Note of Sachem Financial Consultants, Ltd. in favor of Capital Growth Holdings, Ltd.

                     11        Computation of Per Share Earnings

                     27        Financial Data Schedule


           (b)       Reports on Form 8-K

           On March 28, 1997, the Company filed a report on Form 8-K dated March 14, 1997 covering Items 1 (Change in Control of the Company); 2 (Acquisition or Disposition of Assets); 4 (Change in Company's Certifying Accountant); 5 (Other Events); 7 (Financial Statements and Exhibits); 8 (Change in Fiscal Year); and 9 (Sales of Equity Securities Pursuant to Regulation S). Financial statements of International Capital Growth, Ltd. covering the year ended December 31, 1996 and unaudited pro forma financial statements of the Company giving effect to the acquisition of International Capital Growth, Ltd. will be filed by amendment to the Company's March 14, 1997 Form 8-K not later than May 28, 1997.

                                  SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CAPITAL GROWTH HOLDINGS, LTD.


Date: May 20, 1997                  By: /s/ Ronald B. Koenig
      ------------                      -----------------------
                                        Ronald B. Koenig
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: May 20, 1997                  By: /s/ Michael S. Jacobs
      ------------                      ------------------------
                                        Michael S. Jacobs
                                        Senior Vice President
                                        (Chief Accounting Officer)

                         CAPITAL GROWTH HOLDINGS, LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  A S S E T S

                                                                                      March 31, 1997    December 31, 1996
                                                                                      --------------    -----------------
                                                                                        (unaudited)
Current assets:
    Cash........................................................................        $2,931,482          $3,060,255
    Investment in marketable securities.........................................         1,436,876                   0
    Loan to affiliate...........................................................           200,000                   0
                                                                                        ----------          ----------
          Total current assets..................................................         4,568,358           3,060,255

Investments in illiquid securities..............................................           562,317             120,000

Fixed assets, net...............................................................           212,787                 464

Customer list...................................................................           110,000             120,000

Other assets....................................................................           119,533             186,115
                                                                                        ----------          ----------

    TOTAL ASSETS................................................................        $5,572,995          $3,486,834
                                                                                        ==========          ==========

                                                                                        (continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      March 31, 1997    December 31, 1996
                                                                                      --------------    -----------------
                                                                                        (Unaudited)

Liabilities:
    Accrued expenses and other liabilities......................................        $  669,641          $   51,000
    Deferred tax liability......................................................           200,000                   0
                                                                                        ----------          ----------

    Total liabilities...........................................................           869,641              51,000

Stockholders' equity:
          Series A preferred stock - $.01 par value, 4,365,000 shares authorized; 4,365,000 and 4,001,334 shares issued and outstanding at
          December 31, 1996 and March 31,1997
          respectively at liquidation value of $.14 ............................           560,187             611,100

          Series B preferred stock - $.01 par value, 1,200,000 shares authorized; 1,200,000 and 1,080,000 shares issued and outstanding at
          December 31, 1996 and March 31, 1997
          respectively at liquidation value of $.21 ............................           226,800             252,000

          Common Stock - no par value, 25,000,000 shares authorized;
          13,415,000 and 3,398,496 shares issued and outstanding at December
          31,
          1996 and March 31, 1997 respectively..................................         4,054,306              13,415

          Class B Common Stock - no par value, 25,000,000 shares authorized; 0 and 11,349,666 shares issued and outstanding at December 31, 1996
          and
          March 31, 1997 respectively...........................................           334,803                   0


Additional paid in capital......................................................            35,418           3,333,535

Accumulated deficit.............................................................          (449,560)           (718,616)

Subscriptions receivable........................................................           (53,600)            (55,600)

Treasury stock (2,500 Shares)...................................................            (5,000)                  0
                                                                                         ---------          ----------

    Total stockholders' equity..................................................         4,703,354           3,435,834
                                                                                        ----------          ----------

          T O T A L.............................................................        $5,572,995          $3,486,834
                                                                                        ==========          ==========

                         Capital Growth Holdings, Ltd.
                            Condensed Consolidated
                           Statements of Operations
                                  (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,

                                                                                         1997                     1996
                                                                                         ----                     ----
Revenue
    Consulting fees..............................................................    $   319,854               $        0
    Unrealized gains on securities...............................................      1,076,838                        0
    Interest income..............................................................         28,480                        0
                                                                                     -----------               ----------

Total revenue....................................................................      1,425,172                        0
                                                                                     ===========               ==========


Operating expenses
    Equity in net loss of unconsol. affiliate ...................................         86,115                        0
    General and administrative...................................................        660,260                        0
                                                                                     -----------               ----------
Total operating expenses.........................................................        746,375                        0
                                                                                     -----------               ----------

Pre-tax income...................................................................        678,797                        0

Provision for taxes..............................................................        200,000                        0
                                                                                     -----------               ----------

Net income.......................................................................    $   478,797               $        0
                                                                                     ===========               ==========

Primary:
Net income per common share......................................................    $      0.03               $     0.00
                                                                                     ===========               ==========

Weighted average number of
    shares outstanding...........................................................     14,651,787                3,243,333
                                                                                     ===========               ==========

Fully diluted:
Net income per common share......................................................    $      0.02               $     0.00
                                                                                     ===========               ==========

Weighted average number of
    shares outstanding...........................................................     19,733,121                3,243,333
                                                                                     ===========               ==========

                         CAPITAL GROWTH HOLDINGS, LTD

                            Statement of Cash Flows
                                  (UNAUDITED)


                                                                                                    Three Months Ended
                                                                                                         March 31,

                                                                                         1997                  1996
                                                                                         ----                  ----
Cash flows from operating activities:
    Net income...................................................................       478,797                     0

    Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:

    Amortization and depreciation expense........................................        15,665
    Equity in loss of unconsolidated affiliate                                                                 86,115
    Valuation of warrant for consulting..........................................        35,417
    Deferred tax expense.........................................................       200,000

Changes in assets and liabilities:

          Other assets...........................................................       (20,227)
          Accrued expenses & other liabilities ..................................      (408,900)

          Net cash provided by
          operating activities...................................................     1,204,667                     0
                                                                                     ----------               -------

Cash flows from investing activities:

          Investment in marketable securities ...................................    (1,436,876)
          Investment in illiquid securities......................................      (442,317)
          Investment in fixed assets.............................................      (217,280)
          Loan to affiliate......................................................      (200,000)
                                                                                     ----------

          Net cash (used in)
          investing activities...................................................     2,296,473)                    0
                                                                                     ----------               -------

Cash flows from financing activities:
          Net proceeds from sales
          of common stock........................................................       966,033               145,950
          Reduction of subscription receviable ..................................         2,000
          Purchase of treasury stock.............................................        (5,000)
                                                                                     ----------

          Net cash provided by
          financing activities...................................................       963,033               145,950
                                                                                     ----------               -------

Net (decrease) in cash...........................................................      (128,773)              145,950
                                                                                                              -------
Cash at beginning of period......................................................     3,060,255                     0
                                                                                     ----------               -------

Cash at end of period............................................................     2,931,482               145,950
                                                                                     ==========               =======

                         CAPITAL GROWTH HOLDINGS, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)

(1)        Financial Statement Presentation

           The unaudited financial statements of Capital Growth Holdings, Ltd. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997. On March 25, 1997, the Company changed its fiscal year-end to December 31, commencing December 31, 1997. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)        Acquisition of International Capital Growth, Ltd.

           On March 14, 1997, the Company acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG"), a Delaware corporation and member of the National Association of Securities Dealers, Inc (the "NASD"), in a reverse acquisition consummated through a share exchange transaction (the "Share Exchange"). The Share Exchange was not subject to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

           The Share Exchange resulted in a change in control of the Company. The former shareholders of the Company currently own approximately 2%, and the former stockholders of ICG currently own approximately 98% of the outstanding capital stock of the Company.

           The 18,900,000 shares of capital stock of the Company that were issued in the Share Exchange consisted of (a) 2,549,000 shares of common stock ("Common Stock"), (b) 11,349,666 shares of newly authorized class B common stock ("Class B Common Stock"), (c) 4,001,334 shares of newly-designated 5% Cumulative Convertible Series A Preferred Stock ("Series A Preferred Stock") and (d) 1,080,000 shares of newly-designated 5% Cumulative Convertible Series B Preferred Stock ("Series B Preferred Stock"), all of which classes of capital stock vote together as one class. The Class B Common Stock is junior in priority with respect to dividends to the Common Stock and the Designated Preferred Stock and automatically converts into Common Stock on a one-for-one basis on December 31, 1998. The holders of the Series A Preferred Stock and Series B Preferred Stock (collectively, the "Designated Preferred Stock") are entitled to preferential cumulative dividends until conversion thereof into Class B Common Stock, share equally with the Class B Common Stock in any dividend declared thereon, can be converted into Class B Common Stock by the holder on a one-for-one basis at any time, and automatically convert into Class B Common Stock on a one-for-one basis on October 12, 1997. The Warrants consist of 1,625,000 redeemable warrants, each exercisable to purchase one share of Common Stock at $4.00 per share (subject to adjustment) at any time until October 1999 (the "Common Warrants") and 250,000 redeemable warrants, each exercisable to purchase one share of Class B Common Stock at $2.00 per share (subject to adjustment) at any time, subject to an exercise schedule, until November 1999 (the "Class B Warrants").

                                 EXHIBIT INDEX

Exhibit No.      Description

10 Promissory Note of Sachem Financial Consultants, Ltd. in favor of Capital Growth Holdings, Ltd.

11               Computation of Per Share Earnings

27               Financial Data Schedule