Form 10QSB
period 1997-06-30
CAPTIAL GROWTH HOLDINGS LTD
filed 1997-08-13
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended   June 30, 1997

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act.

     For the transition period from ______________ to ______________

                          Commission file no. 33-21443

                          CAPITAL GROWTH HOLDINGS, LTD.

             (Exact name of registrant as specified in its charter)

           Delaware                                     06-1489574
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    660 Steamboat Road, Greenwich, CT                      06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (203) 861-7750
--------------------------------------------------------------------------------
                 Issuer's telephone number, including area code

--------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X                        NO
              -----                           -----

         The number of shares outstanding of each of the issuer's classes of common equity as of August 14, 1997 was as follows: 3,398,496 shares of common stock and 11,349,666 shares of class B common stock.

         Transitional Small Business Disclosure Format (check one):

         YES                              NO    X
              -----                           -----

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.

          The interim financial statements required by this Item are included in this quarterly report on Form 10-QSB immediately following the signature page hereto.

Management's Discussion and Analysis.

Overview

         International Capital Growth, Ltd. ("ICG"), a Delaware corporation and the only operating subsidiary of Capital Growth Holdings, Ltd. (the "Company"), was formed in February 1996 to develop a diversified financial services company to pursue business opportunities in investment banking in the United States and the United Kingdom and merchant banking, money management and securities brokerage in the United States. ICG commenced formal operations in October 1996 when it became registered as a broker-dealer with the Securities and Exchange Commission (the "SEC") and obtained membership with the National Association of Securities Dealers, Inc. (the "NASD"). On March 14, 1997, ICG consummated a share exchange transaction with the Company and became the Company's wholly-owned subsidiary. In June 1997, the Company reincorporated to the State of Delaware and had its common stock listed on The Nasdaq Stock Market, Inc.'s OTC Bulletin Board under the symbol "CGHL". Through December 31, 1996, ICG was a development stage company.

         During the first six months of fiscal year 1997, the Company has generated revenues and earnings from ICG's investment banking activities. However, the Company anticipates that its operating expenses will increase in connection with the commencement of its securities brokerage activities which are anticipated to commence in the fourth quarter of 1997. To remain profitable, the Company must generate revenues in excess of operating expenses anticipated to be incurred in connection with ICG's business, the commencement of its securities brokerage activities and the expansion of its business.

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

         As ICG, the Company's only operating subsidiary, did not commence business activities until October 1996, the Company believes that a period to period comparison of results of operations would not be meaningful.

Results of Operations for the Quarter ended June 30, 1997

Revenues

         The Company generated $1,940,634 in revenues during the quarter ended June 30, 1997, of which $1,650,268 resulted from fees in connection with an $11.1 million private placement consummated by ICG as placement agent for a publicly held company. In addition, the Company generated $150,000 in other private placement income, $24,080 in consulting fees, unrealized gains on its securities portfolio of $91,676 as well as interest income of $24,610.

Operating Expenses

         Operating expenses for the quarter ended June 30, 1997 were $1,296,522, consisting of selling expenses of $466,100 and general and administrative expenses of $830,422, approximately 45% of which was management and employee salaries.

Net Income

         As a result of the foregoing, and after provision for taxes of $200,000, the Company had net income of $444,112 for the quarter ended June 30, 1997.

Results of Operations for the Six Months ended June 30, 1997

Revenues

         The Company generated $3,365,806 in revenues during the six months ended June 30, 1997, of which $1,650,268 resulted from fees in connection with an $11.1 million private placement consummated by ICG as placement agent for a publicly held company in the second quarter. In addition, the Company generated $150,000 in other private placement fees, $343,934 in consulting fees, unrealized gains on its securities portfolio of $1,168,514 as well as interest income of $53,090.

Operating Expenses

         Operating expenses for the six months ended June 30, 1997 were $2,042,897, consisting of selling expenses of $466,100, general and administrative expenses of $1,490,682, approximately 45% of which consisted of management and employee salaries, and the recognition of the equity in the net loss of the Company's unconsolidated affiliate Capital Growth Europe of $86,115.

Net Income

         As a result of the foregoing, and after provision for taxes of $400,000, the Company had net income of $922,909 for the six months ended June 30, 1997.

Liquidity and Capital Resources

         Capital for the Company has been provided by the investments made by the initial shareholder group and through private placements of ICG's and the Company's securities. In March 1997, the Company raised net proceeds of approximately $1.0 million in a private placement of 549,496 shares of its common stock.

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

         In March 1997, the Company acquired marketable securities with a value of $1.65 million at June 30, 1997 for a total cost of $450,000.

         The Company anticipates committing a significant amount of capital during the third and fourth quarters of 1997 to establish and develop its securities brokerage business. The Company anticipates raising additional equity capital of approximately $1.0 million in gross proceeds in the third quarter of 1997 for this purpose. There can be no assurance, however, that the Company's efforts to raise additional capital will be successful. The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $1,237,000 and a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the Company's London office. The Company believes that its current cash resources and anticipated cash flow from operations will be adequate to satisfy its capital commitments during 1997.

         On July 1, 1997, the Company paid a $.1125 per share dividend to holders of its common stock which dividend totaled $382,332 in the aggregate. The dividend represented payment for the six month period from January 1, 1997 through June 30, 1997 of a two year $.225 annual per share dividend. The balance of the dividend will be paid on a quarterly basis at a rate of $.05625 per share from September 30, 1997 through December 31, 1998.

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

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 25, 1997, the Company held a special meeting of its shareholders (the "Special Meeting") to vote on the reincorporation of the Company from the State of Colorado to the state of Delaware and corresponding approval of the Certificate of Incorporation and By-laws of the Delaware corporation into which the Company was merged (the "Reincorproation"). The Reincorporation was approved at the Special Meeting by 11,390,546 votes (57.44% of voting stock) cast in favor of such actions and no votes cast against, abstained or withheld from voting on such action.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  2 Agreement and Plan of Merger by and between Capital Growth Holdings, Ltd., a Colorado corporation, and Capital Growth Holdings, Ltd., a Delaware corporation, dated as of June 10, 1997*

                  3(i) Certificate of Incorporation of Capital Growth Holdings, Ltd., a Delaware corporation, as amended to date*

                  3(ii) By-laws of Capital Growth Holdings, Ltd., a Delaware corporation*

                  11       Computation of Per Share Earnings

                  20.1 Notice to Shareholders of Capital Growth Holdings, Ltd., a Colorado corporation, dated June 11, 1997*

                  20.2     Press Release dated June 30, 1997*

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K

         On July 17, 1997, the Company filed a report on Form 8-K dated June 25, 1997 covering Item 5 (Other Events) in connection with the Company's reincorporation from the State of Colorado to the State of Delaware.


----------------
* Incorporated by reference from the same respective numbers as included in the Company's Form 8-K dated June 25, 1997 as filed with the Securities and Exchange Commission on July 17, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CAPITAL GROWTH HOLDINGS, LTD.

Date:    August 14, 1997              By:  /s/ Ronald B. Koenig
      --------------------                 -----------------------
                                           Ronald B. Koenig
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:    August 14, 1997              By:  /s/ Michael S. Jacobs
      --------------------                 ------------------------
                                           Michael S. Jacobs
                                           Senior Vice President
                                           (Chief Accounting Officer)

                          CAPITAL GROWTH HOLDINGS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                                    June 30, 1997        December 31, 1996
                                                                    -------------        -----------------
                                                                     (unaudited)              (audited)
Current Assets:
             Cash.............................................       $2,717,527              $3,060,255
             Investment in Marketable Securities..............        1,702,201                       0
             Loan to Affiliate................................          200,000                       0
                                                                     ----------              ----------
                   Total Current Assets.......................        4,619,728               3,060,255

Investments in Illiquid Securities............................          703,166                 120,000

Fixed Assets, Net.............................................          209,284                     464

Customer List.................................................          100,000                 120,000

Other assets..................................................          130,944                 186,115
                                                                     ----------              ----------

     TOTAL ASSETS.............................................       $5,763,122              $3,486,834
                                                                     ==========              ==========


(continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30, 1997       December 31, 1996
                                                                     -------------       -----------------
                                                                      (unaudited)            (audited)
Liabilities:
     Accrued expenses and other liabilities...................       $     41,000            $    51,000
     Deferred tax liability...................................            400,000                      0
     Dividends payable........................................            410,038                      0
                                                                     ------------            -----------

     Total Liabilities........................................            851,038                 51,000

Stockholders' equity:
         Series A Preferred Stock - $.001 par value,
         4,001,334 shares authorized; 4,001,334
         and 4,365,000 shares issued and outstanding
         at June 30,1997 and December 31, 1996,
         respectively at liquidation value of $.14............            560,187                611,100

         Series B Preferred Stock - $.001 par value,
         1,080,000 shares authorized; 1,080,000 and
         1,200,000 shares issued and outstanding at
         June 30, 1997 and December 31, 1996,
         respectively, at liquidation value of $.21...........            226,800                252,000

         Common Stock - $.001 par value, 25,000,000
         shares authorized; 3,398,496 and 13,415,000
         shares issued and outstanding at June 30,
         1997 and December 31, 1996, respectively.............              3,398                 13,415

         Class B Common Stock - $.001 par value,
         25,000,000 shares authorized; 11,349,666
         and 0 shares issued and outstanding at June 30,
         1997 and December 31, 1996, respectively.............             11,350                      0

Additional Paid in Capital....................................          4,399,694              3,333,535

Accumulated Deficit...........................................           (205,745)              (718,616)

Subscriptions Receivable .....................................            (53,600)               (55,600)

Treasury Stock (15,000 Shares)................................            (30,000)                     0
                                                                     ------------            -----------

     Total stockholders' equity...............................          4,912,084              3,435,834
                                                                     ------------            -----------

     T O T A L................................................       $  5,763,122           $  3,486,834
                                                                     ============           ============

                          Capital Growth Holdings, Ltd.
                             Condensed Consolidated
                            Statements of Operations
                                   (Unaudited)

                                                For the Three Months Ended              For the Six Months Ended
                                               -----------------------------         -------------------------------
                                               June 30, 1997   June 30, 1996         June 30, 1997     June 30, 1996
                                               -------------   -------------         -------------     -------------
Revenues:
     Consulting fees                               $24,080                0              $343,934                 0
     Private placement fees                      1,800,268                0             1,800,268                 0
     Unrealized gains on securities                 91,676                0             1,168,514                 0
     Interest Income                                24,610              136                53,090               136
                                                ----------        ---------            ----------         ---------

Total revenue                                    1,940,634              136             3,365,806               136
                                                ==========        =========            ==========         =========

Operating expenses
     Equity in net loss of
        unconsolidated affiliate                         0                0                86,115                 0
     Selling Expenses                              466,100           10,256               466,100            10,256
     General and administrative                    830,422                0             1,490,682                 0
                                                ----------        ---------            ----------         ---------
Total operating expenses                         1,296,522           10,256             2,042,897            10,256
                                                ----------        ---------            ----------         ---------

Pre-tax income (loss)                              644,112          (10,120)            1,322,909           (10,120)

Provision for taxes                                200,000                0               400,000                 0

Net income (loss)                                 $444,112          (10,120)             $922,909           (10,120)
                                                ==========        =========            ==========         =========

Primary:
Net income per common share                          $0.03            $0.00                 $0.06             $0.00
                                                ==========        =========            ==========         =========

Weighted average number of
  shares outstanding                            14,884,709        3,243,333            14,464,601         3,243,333
                                                ==========        =========            ==========         =========

Fully diluted:
Net income per common share                          $0.02            $0.00                 $0.05             $0.00
                                                ==========        =========            ==========         =========

Weighted average number of
  shares outstanding                            20,077,376        3,243,333            19,718,526         3,243,333
                                                ==========        =========            ==========         =========

                          CAPITAL GROWTH HOLDINGS, LTD

                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                  1997                  1996
                                                                  ----                  ----
Cash flows from operating activities:
     Net income (loss)                                          922,909               (10,120)

     Adjustments to reconcile net income
     (loss) to net cash provided by (used in) operating activities:

     Amortization and Depreciation Expense                       31,394
     Equity in loss of unconsolidated affiliate                  86,115
     Valuation of Warrant for consulting                         35,417
     Deferred Tax Expense                                       400,000

Changes in operating assets and liabilities:

          Other Assets                                          (30,943)
          Accrued expenses & other liabilities                  (10,000)

                      Net cash provided by (used in)
                      operating activities                    1,434,892               (10,120)
                                                             ----------               -------

Cash flows from investing activities:

             Investment in Marketable Securities             (1,702,202)
             Investment in Illiquid Securities                 (583,166)
             Investment in Fixed Assets                        (220,200)
             Loan to Affiliate                                 (200,000)
                                                             ----------

                       Net cash (used in)
                       investing activities                  (2,705,568)                    0
                                                             ----------               -------

Cash flows from financing activities:
             Net proceeds from sales
                   of common stock                              957,948               175,950
             Purchase of Treasury Stock                         (30,000)
                                                             ----------

                       Net cash provided by
                        financing activities                    927,948               175,950
                                                             ----------               -------

Net Increase or (Decrease) in Cash                             (342,728)              165,830
Cash at Beginning of Period                                   3,060,255                     0
Cash at end of period                                         2,717,527               165,830
                                                             ==========               =======

                          CAPITAL GROWTH HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

(1)      Financial Statement Presentation

         The unaudited financial statements of Capital Growth Holdings, Ltd. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997. On March 25, 1997, the Company changed its fiscal year end to December 31, commencing December 31, 1997. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)      Valuation of Securities

         Securities owned and securities sold not yet purchased, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price if held long by the Company and at the "asked" price if sold short by the Company. Securities which do not have a ready market are valued by the Company at cost.

         In circumstances where the Company owns securities, and the Company believes the disposition of such securities would adversely affect the market price of the securities due to the volume traded, the Company will discount the market value accordingly. Unrealized gains and losses on all securities are reflected in the statement of operations.

         In addition, the company earns fees in the form of securities. These securities are valued at market on the date they are earned. Thereafter, any increase or decrease in said value is reflected in unrealized gains/losses on securities.

(3)      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(4)      Acquisition of International Capital Growth, Ltd.

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

(5)      Subscriptions Receivable

         Subscriptions receivable represent amounts to be collected by the Company from a Series A Preferred stockholder.

(6)      Preferred Stock

         The preferred stock is convertible into common stock at a one to one ratio and carries the same voting rights. The Series A Preferred Stock and Series B Preferred Stock carry a .14 and .21 per share liquidation value, respectively. The outstanding Preferred Stock carries a cumulative dividend of 5% of the liquidation preference per annum. Unless earlier converted, each outstanding share of outstanding Preferred Stock shall be automatically converted into one share of common stock without any action by the holders thereof on October 12, 1997.

(7)      Warrants

         In October 1996 the Company raised $3,250,000 through the sale of units in a private placement. Each unit was sold for $25,000 and consisted of 12,500 shares of common stock and 12,500 redeemable warrants. As a result, the Company has 1,625,000 redeemable warrants issued and outstanding.

         Each redeemable warrant entitles the registered holder to purchase one share of common stock at an initial exercise price of $4.00 per share (subject to adjustment for stock splits, combinations and reclassifications) at any time prior to redemption from October 3, 1996 and October 15, 1996 until October 3, 1999 and October 15, 1999, respectively.

         In addition, the Company issued 24,985 redeemable warrants to sub-placement agents in connection with the Company's March private placement. Each warrant initially is exercisable at a price of $4.00 per share at any time prior to redemption from March 20, 1997 and March 27, 1997 until March 20, 2000 and March 27, 2000, respectively.

         Additionally, the Company has 250,000 redeemable warrants outstanding, each exercisable to purchase one share of Class B Common Stock at $2.00 per share (subject to adjustment) at any time, subject to an exercise schedule, until November 1999. The issuance of warrants are subject to vesting requirements and are exercisable at $2.00 per share and will result in a charge to operations based on their fair value over the number of months that such consulting services are provided.

(8)      Stock Option Plan

         The Company's 1997 Stock Option Plan has authorized the grant of options to management personnel for up to 1,500,000 shares of the Company's common stock. All options granted have 10 year terms and carry certain vesting requirements.

         A summary of the Company's stock option activity and related information for the period December 31, 1996 through June 30, 1997 is as follows:

                                                                                 Weighted-Average
                                                            Options              Exercise Price
                                                            -------              ----------------
         Outstanding - beginning of
           period....................................       660,000                 $2.00

         Granted.....................................       150,000                  2.25
         Exercised...................................             0                     0
         Forfeited...................................        25,000                  2.00
         Outstanding - end of period.................       785,000                  2.05

         Exercisable - end of period.................       785,000                  2.05

         Weighted-average fair value
           of options granted during
           the year..................................                                2.25

(9)      Related Party Transactions

         The Company is affiliated with Capital Growth International LLC ("CGI") and CGI is utilizing space at the Company's offices without the allocation of rent.

         In March 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's Directors. The transaction was approved by the independent members of the Board of Directors.

(10)     Net Capital Requirements for ICG

         ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. (8 to 1 for the first 12 months of operations). At June 30, 1997 the Company had net capital of $2,041,848 which was $1,986,723 in excess of its required net capital.

(11)     Commitments

         The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the Company's London office.

(12)     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, International Capital Growth, Ltd. In consolidation, all significant intercompany transactions and balances have been eliminated.

                                  EXHIBIT INDEX

                  Exhibit No.       Description

                  2 Agreement and Plan of Merger by and between Capital Growth Holdings, Ltd., a Colorado corporation, and Capital Growth Holdings, Ltd., a Delaware corporation, dated as of June 10, 1997*

                  3(i) Certificate of Incorporation of Capital Growth Holdings, Ltd., a Delaware corporation, as amended to date*

                  3(ii) By-laws of Capital Growth Holdings, Ltd., a Delaware corporation.*

                  11       Computation of Per Share Earnings

                  20.1 Notice to Shareholders of Capital Growth Holdings, Ltd., a Colorado corporation, dated June 11, 1997*

                  20.2     Press Release dated June 30, 1997*

                  27       Financial Data Schedule






*Incorporated by reference from the same respective numbers as included in the Company's Form 8-K dated June 25, 1997 as filed with the Securities and Exchange Commission on July 17, 1997.