Form 10QSB
period 1997-09-30
CAPITAL GROWTH HOLDINGS LTD /DE/
filed 1997-11-14
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

|X|   Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
Exchange Act of 1934

      For the quarterly period ended   September 30, 1997
                                      --------------------

|_|   Transition report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from ______________ to ______________

                         Commission file no. 33-21443

                          CAPITAL GROWTH HOLDINGS, LTD.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   06-1489574
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

             660 Steamboat Road, Greenwich, CT           06830
--------------------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

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

      YES   [X]                    NO [ ]

      The number of shares outstanding of each of the issuer's classes of common equity as of November 14, 1997 was as follows: 3,398,496 shares of common stock and 16,431,000 shares of class B common stock.

      Transitional Small Business Disclosure Format (check one):

      YES   [ ]                    NO [X]

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.
-------  ---------------------

       The interim financial statements required by this Item are included in this quarterly report on Form 10-QSB immediately following the signature page hereto.

Item 2. Management's Discussion and Analysis.
---------------------------------------------

Overview

      International Capital Growth, Ltd. ("ICG"), a Delaware corporation and the only operating subsidiary of Capital Growth Holdings, Ltd. (the "Company"), was formed in February 1996 to develop a diversified financial services company to pursue business opportunities in investment banking in the United States and the United Kingdom and merchant banking, money management and securities brokerage in the United States. ICG commenced formal operations in October 1996 when it became registered as a broker-dealer with the Securities and Exchange Commission (the "SEC") and obtained membership with the National Association of Securities Dealers, Inc. (the "NASD"). On March 14, 1997, ICG consummated a share exchange transaction with the Company and became the Company's wholly-owned subsidiary. In June 1997, the Company reincorporated to the State of Delaware and had its common stock listed on The Nasdaq Stock Market, Inc.'s OTC Bulletin Board under the symbol "CGHL". During the first quarter of 1997 the Company ceased being a development stage company.

      During the first nine months of fiscal year 1997, the Company has generated revenues and earnings from ICG's investment banking activities. To remain profitable, the Company must generate revenues in excess of operating expenses anticipated to be incurred in connection with ICG's business, and the expansion of its business into other activities. During the quarter ended September 30, 1997, the Company generated a net loss. When acting as a placement agent of securities for its company clients, ICG is typically compensated upon the successful closing of the sale of a company clients' securities. Such agency financings typically take from 90 to 120 days to consummate after ICG is retained as a placement agent. During the quarter ended September 30, 1997, certain activities were undertaken and certain expenses were incurred in connection with such a financing, although a fee, if paid, will not be paid unless and until such transaction is closed. The closing of such transaction is anticipated to occur in the fourth quarter of 1997.

      From time to time the Company may publish forward-looking statements, including statements regarding, among other things, (i) the Company's growth strategy or potential, (ii) anticipated trends in the Company's businesses,
(iii) the Company's ability to compete with its competitors and (iv) the Company's profitability and projected financial condition. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. These statements are based upon management's beliefs at the time they are made as well as assumptions made by management based upon information available to it. The current assumptions regarding the Company's operations, performance, development and results of its business include (i) the accuracy of estimates of anticipated increases in the Company's expenses due to implementation of the Company's business plan, (ii) successful completion of securities offerings anticipated to be consummated through ICG, (iii) maintenance of market conditions affecting the Company's services
                                       2
and (iv) appropriate regulatory approvals. Forward-looking statements are inherently subject to various risks and uncertainties, including those described above, as well as potential changes in economic or regulatory conditions that are largely beyond the Company's control. Should one or more of these risks materialize or changes occur, or should management's assumptions prove to be incorrect, the Company's actual results may materially vary from those anticipated or projected.

      As ICG, the Company's only operating subsidiary, did not commence business activities until October 1996, the Company believes that a period to period comparison of results of operations would not be meaningful.

Results of Operations for the Quarter ended September 30, 1997

Revenues

      The Company generated $659,652 in revenues during the quarter ended September 30, 1997, of which $372,366 resulted from unrealized gains on its securities portfolio. In addition, the Company generated $259,020 in private placement fees, $7,500 in consulting fees and $20,766 in interest income.

Operating Expenses

      Operating expenses for the quarter ended September 30, 1997 were $944,339, consisting of equity in net loss of Capital Growth Europe, Limited, an unconsolidated affiliate of the Company, of $10,000, selling expenses of $33,232 and general and administrative expenses of $901,107, approximately 33% of which was management and employee salaries.

Net Loss

      As a result of the foregoing, and after a tax benefit of $150,000, the Company had a net loss of $134,687 for the quarter ended September 30, 1997.

Results of Operations for the Nine Months ended September 30, 1997

Revenues

      The Company generated $4,025,457 in revenues during the nine months ended September 30, 1997, of which $1,650,268 resulted from fees in connection with an $11.1 million private placement consummated by ICG as placement agent for a publicly held company in the second quarter. In addition, the Company generated $409,019 in other private placement fees, $351,434 in consulting fees, $1,540,880 in unrealized gains on its securities portfolio, principally from the securities of one company, and $73,856 in interest income.

Operating Expenses

      Operating expenses for the nine months ended September 30, 1997 were $2,987,237, consisting of selling expenses of $504,332, general and administrative expenses of $2,386,790, approximately 40% of which consisted of management and employee salaries, and the recognition of the equity in the net loss of the Company's unconsolidated affiliate, Capital Growth Europe, Limited, of $96,115.

Net Income

      As a result of the foregoing, and after provision for taxes of $250,000, the Company had net income of $788,220 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

      Capital for the Company has been provided by the investments made by the initial shareholder group and through private placements of the Company's securities. In March 1997, the Company raised net proceeds of approximately $1.0 million in a private placement of 549,496 shares of its common stock, par value $.001 per share ("Common Stock").

      To date, the Company has used its capital for merchant banking (securities investments), working capital and general corporate purposes. In addition, in March 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald Koenig and Stanley Hollander, two of the Company's directors, officers and principal shareholders. The loan, which was approved by a majority of disinterested directors, bears interest at the rate of 6% per annum and is due on March 26, 1998.

      On September 15, 1997, the Company loaned $25,000 to Capital Growth International LLC, an affiliate of the Company, which was repaid on October 2, 1997 without interest.

      In March 1997, the Company acquired marketable securities with a value of $1.65 million at June 30, 1997 for a total cost of $450,000.

      The Company is currently evaluating its options in connection with the establishment of its securities brokerage business. The Company's objective is to enter this business with minimal capital investment. The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $1,237,000 and a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of Capital Growth Europe, Limited, a subsidiary of the Company. The Company believes that its current cash resources and anticipated cash flow from operations will be adequate to satisfy its capital commitments during 1997.

      On September 30, 1997, the Company paid a $.05625 per share dividend to holders of its Common Stock which dividend totaled $191,166 in the aggregate. The dividend represented payment for the three month period from July 1, 1997 through September 30, 1997 of a two year $.225 annual per share dividend. The aggregate dividend that has been paid through September 30, 1997 is approximately $573,000. The balance of the dividend is anticipated to be paid on a quarterly basis at a rate of $.05625 per share from December 31, 1997 through December 31, 1998.

On October 12, 1997, each share of the Company's 4,001,334 shares of 5% Cumulative Convertible Series A Preferred Stock, par value $.001 per share ("Series A Preferred Stock"), and 1,080,000 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.001 per share ("Series B Preferred Stock") (collectively the "Designated Preferred Stock"), converted into one share of the Company's Class B common stock, par value $.001 per share ("Class B Common Stock"), at which time the 5% per share annual dividend that accrued thereon ceased to accrue as of October 12, 1997 and became due and payable on October 24, 1997 out of funds legally available therefor. The dividend due and payable to the former holders of the Designated Preferred Stock is approximately $38,000 in the aggregate. As a result of such conversion, the Company has a total of 3,398,496 shares of Common Stock and 16,431,000 shares of Class B Common Stock currently outstanding.

Variability of Results

      The Company anticipates that a substantial portion of its future revenues will originate from ICG's activities as placement agent in private financings. When acting as placement agent, ICG is typically compensated upon the successful closing of a financing. Agency financings typically take from 90 to 120 days to consummate after ICG is retained as placement agent. Activities may be undertaken and expenses incurred in one fiscal period although a fee may not be earned until a subsequent period. As a result, the financial results of the Company may vary dramatically from quarter to quarter. Further, the Company's operating results will also vary as a result of the marking to market of its portfolio of securities.

                                    PART II
                               OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

As of September 30, 1997, the Company had 4,001,334 shares of Series A Preferred Stock and 1,080,000 shares of Series B Preferred Stock outstanding, all of which automatically converted on a one-for-one basis into shares of the Company's Class B Common Stock on October 12, 1997. Pursuant to the terms of the Certificates of Designation of such preferred stock, the holders thereof are entitled to cumulative dividends on such shares prior to payment of dividends on any other class of capital stock of the Company. The cumulative dividends on such preferred stock have accrued from October 12, 1996 through October 12, 1997 and were due and payable on a quarterly basis commencing December 31, 1996 and on October 24, 1997, ten business days after the conversion thereof. The aggregate amount of such arrearage owed by the Company to the former holders of such preferred stock is approximately $38,000 as of October 12, 1997.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

      (a)   Exhibits

            11    Computation of Per Share Earnings
            27    Financial Data Schedule

      (b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter for which this report was filed.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAPITAL GROWTH HOLDINGS, LTD.

Date:    November 14, 1997                By: /s/ Ronald B. Koenig
         -----------------                ------------------------
                                              Ronald B. Koenig
                                              President and Chief Executive
                                               Officer
                                              (Principal Executive Officer)

Date:    November 14, 1997                By: /s/ Michael S. Jacobs
         -----------------                -------------------------
                                              Michael S. Jacobs
                                              Senior Vice President
                                              (Chief Accounting Officer)

                        CAPITAL GROWTH HOLDINGS, LTD.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 A S S E T S
                                 -----------

                                          September 30, 1997   December 31, 1996
                                             (unaudited)          (audited)
Assets:
     Cash.................................    $1,333,375         3.060,255
     Investment in Marketable Securities..     1,929,076                 0
     Prepaid Expenses and other assets....        74,039                 0
     Loan to Affiliate....................       225,000                 0
     Investments in Non-Marketable Securities    936,958           120,000
     Fixed Assets, Net....................       250,537               464
     Customer List........................        90,000           120,000
     Investment and advance to unconsolidated
       affiliate..........................        90,000           186,115
                                               ---------         ---------
     TOTAL ASSETS.........................    $4,928,985        $3,486,834
                                               =========         =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Liabilities:
     Accrued expenses and other liabilities   $   66,000        $   51,000
     Deferred tax liability...............       250,000                 0
     Dividends payable....................        36,947                 0
                                              ----------        ----------
     Total Liabilities....................       352,947            51,000

Stockholders' equity:
     Series A Preferred Stock - $.001 par
     value, 4,001,334 shares authorized;
     4,001,334 and 4,365,000 shares issued
     and outstanding at September 30,1997
     and December 31, 1996, respectively at
     liquidation value of $.14 per share         560,187           611,100

     Series B Preferred Stock - $.001 par
     value, 1,080,000 shares authorized;
     1,080,000 and 1,200,000 shares issued
     and outstanding at September 30, 1997
     and December 31, 1996, respectively,
     at liquidation value of $.21 per share      226,800           252,000

     Common Stock - $.001 par value,
     25,000,000 shares authorized;
     3,398,496 and 13,415,000 shares issued
     and outstanding at September 30, 1997
     and December 31, 1996, respectively           3,398            13,415

     Class B Common Stock - $.001 par
     value, 25,000,000 shares authorized;
     11,349,666 and 0 shares issued and
     outstanding at September 30, 1997 and
     December 31, 1996, respectively              11,350                 0

Additional Paid in Capital................     4,399,697         3,333,535
Accumulated Deficit.......................      (541,794)        (718,616)
Subscriptions Receivable .................       (53,600)         (55,600)
Treasury Stock (15,000 Shares)............       (30,000)                0
                                             -----------      ------------
     Total stockholders' equity...........     4,576,038         3,435,834
                                             -----------      ------------
     T O T A L............................  $  4,928,985      $  3,486,834
                                             ===========      ============

                          Capital Growth Holdings, Ltd.
                             Condensed Consolidated
                            Statements of Operations
                                   (Unaudited)

                                          For the Three Months Ended                        For the Nine Months Ended
                                          --------------------------                        -------------------------
                                     September 30, 1997     September 30, 1996         September 30, 1997      September 30, 1996
                                     ------------------     ------------------         ------------------      ------------------
                                                                                                             Since inception 2/26/97


Revenues:
     Consulting fees                    $7,500                               0                   $351,434                       0
     Private placement fees            259,020                               0                  2,059,287                       0
     Unrealized gains on securities    372,366                               0                  1,540,880                       0
     Interest Income                    20,766                           1,107                     73,856                   1,243
                                        ------                           -----               ------------                   -----

Total revenue                        $ 659,652                          $1,107                $ 4,025,457                  $1,243
                                    ==========                          ======               ============                  ======

Operating expenses
    Equity in net loss of
        unconsolidated affiliate        10,000                               0                     96,115                       0
    Selling Expenses                    33,232                               0                    504,332                       0
    General and administrative         901,107                           5,216                  2,386,790                  15,472
                                      --------                           -----               ------------                  ------
Total operating expenses               944,339                           5,216                  2,987,237                  15,472
                                      --------                           -----               ------------                  ------

Net Income (loss) before taxes     $  (284,687)                        $(4,109)                $1,038,220                $(14,229)

Provision for taxes                   (150,000)                              0                    250,000                       0

Net income (loss)                    $(134,687)                        $(4,109)                  $788,220                $(14,229)
                                   ===========                         ========                 =========                =========

Less cumulative preferred dividend     (9,241)                               0                    (28,417)                      0
                                       -------                         --------                 ---------                ---------

Net income (loss)attributable to
 Common stockholders                $(143,928)                         $(4,109)                  $759,803                $(14,229)
                                    ==========                         ========                  =========               =========

Primary:
Net income (loss) per common
 share                                 ($0.00)                          ($0.00)                     $0.05                   $0.00
                                       =======                          =======                   ========               =========
Weighted average number of
  shares outstanding               14,733,162                       12,027,094                 14,576,409              11,210,550
                                   ===========                       ==========                ===========              ==========

Fully diluted:
Net income per common share                                                                         $0.04
                                                                                               ==========
Weighted average number of
  shares outstanding                                                                           19,676,184
                                                                                               ==========

                                CAPITAL GROWTH HOLDINGS, LTD
                            Consolidated Statement of Cash Flows
                                        (UNAUDITED)

                                          Nine Months  Ended September 30,
                                          --------------------------------
                                              1997                1996
                                              ----                ----
                                                        since inception 2/26/96

Cash flows from operating activities:
     Net income (loss)                      $788,220              $(14,229)

     Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in) operating
     activities:

     Amortization and Depreciation
      Expense                                54,670
     Equity in loss of unconsolidated
      affiliate                              96,115
     Valuation of Warrant for consulting     35,417
     Deferred Tax Expense                   250,000

Changes in operating assets and liabilities:

          Other Assets                      (74,039)
          Accrued expenses & other
            liabilities                      15,000

          Net cash provided by (used in)
            operating activities          1,165,383                (14,229)
                                          ---------               --------
Cash flows from investing activities:

          Investment in Marketable
            Securities                   (1,929,076)
          Investment in Non-Marketable
            Securities                     (816,958)
             Investment in Fixed Assets    (274,743)
             Loan to Affiliate             (225,000)
                                          ----------
             Net cash (used in)
                 investing activities    (3,245,777)                     0
                                          ----------              --------
Cash flows from financing activities:
             Net proceeds from sales
                   of common stock          957,965                175,950
             Dividends Paid                (574,451)
             Purchase of Treasury Stock     (30,000)
                                          ----------              --------

               Net cash provided by
                   financing activities     353,514                175,950
                                         ----------               --------
Net Increase or (Decrease) in Cash       (1,726,880)               161,721
Cash at Beginning of Period               3,060,255                      0
Cash at end of period                    $1,333,375               $161,721
                                         ==========               ========

                          CAPITAL GROWTH HOLDINGS, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

(1)   Financial Statement Presentation
      The unaudited financial statements of Capital Growth Holdings, Ltd. (the "Company" or "CGH") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results of the full fiscal year. During the first quarter of 1997 the Company ceased being a development stage company.

(2)   Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, International Capital Growth, Ltd. ("ICG"). All significant intercompany transactions and balances have been eliminated.

(3)   Valuation of Securities
      Securities owned and securities sold not yet purchased, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price if held long by the company and at the "asked" price if sold short by the Company. Securities which do not have a ready market are valued by the Company at cost which approximates fair value.

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

(4)   Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

(5)   Acquisition of International Capital Growth, Ltd.
      On March 14, 1997, CGH, an inactive company, acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG"), a Delaware corporation and member of the National Association of Securities Dealers, Inc. (the "NASD"). The acquisition was consummated through a share exchange transaction (the "Share Exchange").

      The Share Exchange resulted in a change in control of the Company. After the Share Exchange, the former shareholders of the Company owned approximately 2%, and the former stockholders of ICG owned approximately 98% of the outstanding capital stock of the Company. The transaction has been treated as a recapitalization. In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by CGH in the transaction while ICG's historical deficit accumulated during the development stage is carried forward.

      The 18,982,906 shares of capital stock of the Company that were issued in connection with the Share Exchange consisted of (a) 2,551,906 shares of common stock ("Common Stock"), (b) 11,349,666 shares of newly authorized class B common stock ("Class B Common Stock"), (c) 4,001,334 shares of newly-designated 5% Cumulative Convertible Series A Preferred Stock ("Series A Preferred Stock") and
(d) 1,080,000 shares of newly-designated 5% Cumulative Convertible Series B Preferred Stock ("Series B Preferred Stock"), all of which classes of capital stock voted together as one class. Each share of Series A Preferred Stock and the Series B Preferred Stock converted into one share of Class B Common Stock on October 12, 1997. The Class B Common Stock is junior in priority with respect to dividends to the Common Stock and automatically converts into Common Stock on a one-for-one basis on December 31, 1998.

(6)   Subscriptions Receivable
      Subscriptions receivable represent amounts to be collected the Company from a Series A Preferred stockholder.

(7)   Preferred Stock Conversion
      On October 12, 1997, each share of the Company's 4,001,334 shares of Series A Preferred Stock and 1,080,000 shares of Series B Preferred Stock (collectively the "Designated Preferred Stock") converted into one share of Class B Common Stock, at which time the 5% per share annual dividend that accrued thereon ceased to accrue and became due and payable on October 24, 1997, out of funds legally available therefor. The dividend payable to the holders of the Designated Preferred Stock as of October 12, 1997 is approximately $38,000 in the aggregate. As a result of such conversion, the Company has a total of 3,398,496 shares of Common Stock and 16,431,000 shares of Class B Common Stock currently outstanding.

(8)   Warrants
      In October 1996, the Company raised $3,250,000 through the sale of units in a private placement. Each unit was sold for $25,000 and consisted of 12,500 shares of Common Stock and 12,500 redeemable warrants. As a result, the Company has 1,625,000 redeemable warrants issued and outstanding.

      Each redeemable warrant entitles the registered holder to purchase one share of Common Stock at an initial exercise price of $4.00 per share (subject to adjustment for stock splits, combinations and reclassifications) at any time prior to redemption from October 3, 1996 and October 15, 1996 until October 3,1999 and October 15, 1999, respectively.

      In addition, the Company issued 24,985 redeemable warrants to sub-placement agents in connection with the Company's March private placement. Each warrant initially is exercisable at a price of $4.00 per share at any time prior to redemption from March 20, 1997 and March 27, 1997 until March 20, 2000 and March 27, 2000, respectively.

      Additionally, the Company has 52,083 redeemable warrants outstanding, each exercisable to purchase one share of Class B Common Stock at $2.00 per share (subject to adjustment) at any time until November 1999. The warrants are exercisable at $2.00 per share and have resulted in a charge to operations based on their fair value over the number of months that such consulting services were provided.

(9)   Stock Option Plan
      The Company's 1997 Stock Option Plan has authorized the grant of options to management personnel for up to 1,500,000 shares of the Company's Common Stock. All options granted have 10 year terms and carry certain vesting requirements.

      A summary of the Company's stock option activity and related information for the period December 31, 1996 through September 30, 1997 is as follows:

                                                                Weighted-Average
                                                       Options   Exercise Price
                                                       -------   --------------

Outstanding-the beginning of period...................  660,000      $2.00
Granted...............................................  150,000       2.25
Exercised.............................................        0          0
Forfeited.............................................   25,000       2.00
Outstanding-end of period.............................  785,000       2.05
Exercisable-end of period.............................  785,000       2.05

(10)  Related Party Transactions
      The Company is affiliated with Capital Growth International LLC ("CGI") and CGI is utilizing space at the Company's offices without the allocation of rent.

      In March 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two the Company's Directors. The transaction was approved by the independent members of the Board of Directors.

      On September 15, 1997, the Company loaned $25,000 to CGI which was repaid on October 2, 1997 without interest.

(11)  Net Capital Requirements
      ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. (8 to 1 for the first 12 months of operations). At September 30, 1997 the Company had net capital of $1,556,330 which was $1,510,580 in excess of its required net capital.

(12)  Commitments
      The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of Capital Growth Europe, Limited, a subsidiary of the Company.

(13)  Recently Issued Accounting Pronouncements:
      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statements of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculations. This statement will be effective for the Company's 1997 year end. The Company has not yet quantified what effect the adoption of SFAS 128 will have on its loss/earnings per share of common stock.

      The Financial accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The above pronouncements will not have a significant effect on the information presented in the financial statements.

(14)  Private Placements
      On March 27, 1997, the Company completed a private offering of its Common Stock at $2.25 per share. The Company issued a total of 549,496 shares of Common Stock which yielded net proceeds of approximately $1,000,000. A placement fee of approximately $74,000 was paid to CGI. In connection therewith, the Company agreed to issue warrants to purchase 24,984 shares of Common Stock as partial compensation to certain nonaffiliated sub-placement agents. Each warrant is exercisable to purchase one share at $4.00 per share (subject to adjustment) through March 2000.

(15)  Dividends
      As of March 25, 1997, the Company's Board of Directors declared an annual cumulative dividend of $.225 per share on the Common Stock for the calendar years 1997 and 1998, subject to (i) the payment of dividends on any classes of capital stock with priority over the Common Stock and (ii) restrictions under applicable law (the "Common Stock Dividend"). The Common Stock Dividend, which began accruing as of January 1, 1997, is currently payable on a quarterly basis ending on December 31, 1998.

      On October 12, 1997, each share of the Company's 4,001,334 shares of Series A Preferred Stock and 1,080,000 shares of Series B Preferred Stock (collectively the "Designated Preferred Stock") converted into one share of Class B Common Stock. Pursuant to the terms of the Certificates of Designation of such preferred stock, the holders thereof are entitled to 5% per share annual cumulative dividends prior to payment of dividends on any other class of capital stock of the Company. The cumulative dividends on such preferred stock have accrued from October 12, 1996 through October 12, 1997 and were payable on a quarterly basis commencing December 31, 1996 and on October 24, 1997, ten business days after the conversion thereof. The aggregate amount of such arrearage owed by the Company to the former holders of such preferred stock as of October 12, 1997 is approximately $38,000. As a result of such conversion, the Company has a total of 3,398,496 shares of Common Stock and 16,431,000 shares of Class B Common Stock currently outstanding.

                                 EXHIBIT INDEX

            Exhibit No.   Description
            -----------   -----------

            11    Computation of Per Share Earnings

            27    Financial Data Schedule

                                                                    EXHIBIT 11

                        Capital Growth Holdings, Ltd.
                  Computation of Net Income Per Common Share
                                 (Unaudited)

                                         Three Months Ended   Three Months Ended
                                         September 30, 1997   September 30, 1996
                                         ------------------   ------------------
Primary:
Net Income                                  $ (134,687)            $ (4,109)

Less cumulative preferred dividend             (28,417)                    0
                                            -----------            ---------

NET INCOME USED FOR E.P.S.
  COMPUTATION                                 (759,803)               (4,109)
                                              =========            =========

Weighted average number of
  common shares outstanding                  14,733,162            12,027,094
                                             ==========            ==========

Net loss per common share                     $ (0.00)              $ (0.00)
                                             ==========            ==========

                          Capital Growth Holdings, Ltd.
                   Computation of Net Income Per Common Share
                                   (Unaudited)

                                         Nine Months Ended     Nine Months Ended
                                         September 30, 1997   September 30, 1996
                                         ------------------   ------------------
                                                                Since inception
                                                                     2/26/96

Primary:
Net Income                                   $ 788,220             $ (14,229)

Less cumulative preferred dividend             (28,417)                    0
                                              --------          ------------


NET INCOME USED FOR E.P.S.
  COMPUTATION                                  751,273               (14,229)
                                              ========              ========

Weighted average number of
  Common shares outstanding                 14,447,378            11,210,550

Shares issuable upon exercise of stock
  Options and warrants, net of shares
  assumed to be repurchased (at the Avg.
  Market price for the period)                 129,031                     0
                                              --------           -----------

Shares used for computation                 14,576,409            11,210,550
                                            ==========            ==========

Net income per common share                      $ .05                 $ .00
                                            ==========            ==========

Fully Diluted:
NET INCOME USED FOR E.P.S.
  COMPUTATION                                  788,220
                                            ----------
Weighted Average number of
  Common shares outstanding                 14,447,378

Shares issuable upon exercise of stock
  Options and warrants, net shares
  Assumed to be repurchased (at closing
  Market price for the period)                 147,472

Convertible Series A & B Preferred           5,081,334
   Shares                                   ----------

Shares used for computation                 19,676,184
                                            ==========
Net Income per Common Share                      $ .04
                                            ==========