Form 10KSB
period 1997-12-31
CAPITAL GROWTH HOLDINGS LTD /DE/
filed 1998-03-31
CIK 832324

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            ------------------------

                                   FORM 10-KSB

         (Mark One)
   X     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------   ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________


                         Commission file number 33-21443
                          CAPITAL GROWTH HOLDINGS, LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                                  06-1489574
       ---------------------------                      -------------------
       (Sate of Other Jurisdiction                       (I.R.S. Employer
            of Incorporation)                           Identification No.)

   660 Steamboat Road, Greenwich, CT                          06830
   ---------------------------------                    -------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (203) 861-7750
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act: None
                                                                           ----

      Securities Registered Pursuant to Section 12(g) of the Exchange Act: None
                                                                           ----

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for the fiscal year ended December 31, 1997 were $3,428,054.

      The aggregate market value of the common equity stock held by non-affiliates of the registrant based on the average bid and asked price of the common stock on March 16, 1998, and a discount therefrom on the Class B common stock was $1,790,155. Directors, officers and ten percent or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

      The number of shares outstanding of each of the issuer's classes of common equity as of March 30, 1998 was as follows: 3,398,496 shares of common stock and 16,431,000 shares of Class B common stock.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
Item 1.  Description of Business .......................................   1
Item 2.  Description of Properties .....................................   5
Item 3.  Description of Legal Proceedings ..............................   6
Item 4.  Submission of matters to a Vote of Securityholders ............   6

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters ......   6
Item 6.  Management's Discussion and Analysis ..........................   7
Item 7.  Financial Statements ..........................................  12
Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ........................................  12

PART III
Item 9. Directors,  Executive Officers,  Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ............  13
Item 10. Executive Compensation ........................................  16
Item 11. Security Ownership of Certain Beneficial Owners and Management   19
Item 12. Certain Relationships and Related Transactions ................  21
Item 13. Exhibits, List and Reports on Form 8-K ........................  23

                                     PART I

Item 1.  Description of Business.

General

         Capital Growth Holdings, Ltd. ("CGH" or the "Company") is a financial services firm concentrating in investment and merchant banking in the United States and Europe. The Company, through its wholly-owned operating investment banking subsidiary, International Capital Growth, Ltd. , a Delaware corporation ("ICG"), provides growth companies with access to needed capital on an agency or principal basis by using creative financing approaches and tools, while providing the opportunity for investors and the Company to potentially earn above-average market returns.

         ICG commenced limited operations in October, 1996 and through December, 1996 was in the development stage. Accordingly, the Company has limited operating history upon which an evaluation of the Company's performance and prospects can be made. ICG's business focus is to act as placement agent in connection with the international private placement of securities of its client companies through a world-wide network of sub-placement agents ("Sub-Placement Agents"). In addition, Capital Growth (Europe) Limited ("CGE"), a London based financial services firm which is 50% owned by ICG, acts as a sub-placement agent for ICG in Europe and sources European investment banking transactions. Since inception, ICG has raised approximately $17.6 million on behalf of two client companies.

         The Company also conducts merchant banking activities through ICG. In the course of its business activities, ICG encounters investment opportunities that are more appropriate for a direct principal investment due to the nature, size or timing of a subject company's capital requirements. ICG, has made direct investments in, and anticipates to continue making direct investments in, such opportunities if they meet ICG's criteria.

         Despite limited experience working together at ICG, management of the Company ("Management") has developed substantial expertise throughout their careers in identifying young companies exhibiting the necessary fundamentals required for their success. In addition, management has developed a relationship oriented approach towards both corporate clients and investors, emphasizing communication and a common goal. By maintaining seats on, or participating in meetings of, a client company's board of directors and providing consulting services, management believes it will be able to provide guidance at a more sophisticated level than is typically available to young companies. As a result of this hands-on approach, management also believes it is well equipped to communicate client company developments to the financial community.

         The Board of Directors has decided not to expand the Company's operations into the retail brokerage business. This decision was based on the Board of Directors' belief that the current market level for equities in the U.S., the increasing level of competition in the brokerage industry from Internet based brokerage services and brokerage firms offering unlimited trading for a fixed annual fee and the high volatility in the Microcap sector present significant barriers to entry into the securities brokerage business for the Company. Accordingly, the Company will concentrate on its core businesses, investment and merchant banking.

         The Company has historically generated revenues primarily from ICG's activities as a placement agent in private financings as well as from the appreciation of its portfolio of securities acquired in connection with its investment and merchant activities. The Company's net loss for the fiscal year ended December 31, 1997 of approximately $1.0 million resulted primarily from insufficient placement fees to cover general and administrative expenses and a decline in the value of its portfolio of securities. This was predominantly the result of the decline in the per share bid price of the Company's largest portfolio position, common stock of First American Railways, Inc., from $2.94 at September 30, 1997 to $0.50 at December 31, 1997, approximately an 83% decline. Further, at March 28, 1997, the per share bid price of such common stock declined to $.2813. As of December 31, 1997, the Company had an accumulated deficit of $2.5 million.

         The Company has taken significant steps to reduce its expenses for the fiscal year 1998 such as eliminating salaried personnel and reducing salaries paid to management. Alan L. Jacobs, the Company's Executive Vice President, who has been providing consulting services to First American Railways, Inc., a client of ICG is being compensated directly by First American Railways, Inc. for his services in lieu of salary otherwise due to him from the Company. Mr. Jacobs is being compensated at a rate equivalent to that which would be paid to the Company. Upon completion of his consulting services to First American Railways, Inc. Mr. Jacobs is anticipated to re-join the payroll of ICG. In addition, in September 1998, the Company anticipates consolidating its Greenwich, Connecticut and West Palm Beach, Florida offices in an effort to further reduce overhead and increase efficiency. The Company believes its current resources will permit the Company to continue operations for approximately 12 months. To continue operations beyond twelve months from the date hereof, the Company must generate placement income, sell a portion of its portfolio securities and/or raise additional funds through the sale of its equity securities. The Company is currently exploring each of these alternatives.

Acquisition of International Capital Growth, Ltd.

         In March, 1997, CGH, then an inactive company, acquired 100% of the outstanding capital stock of ICG in a reverse acquisition consummated through a share exchange transaction (the "Share Exchange"). The Share Exchange was treated as a recapitalization. In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by CGH in the transaction while ICG's historical deficit accumulated during the development stage is carried forward.

U.S. Investment and Merchant Banking:  International Capital Growth Ltd.

         ICG was formed in February, 1996 and commenced formal operations in October, 1996 when it was granted registration as a broker-dealer from the Securities and Exchange Commission ("SEC") and membership with the National Association of Securities Dealers, Inc. ("NASD"). Management's goal through ICG is to provide access to capital for its corporate clients, primarily through "agency financings," and offer its investor clients the potential to earn substantial returns while earning fees for its own account consisting of both cash and equity securities. In an agency financing, a placement agent, such as ICG, offers to investors, securities of its clients and typically receives a cash commission on the sale of such securities as well as certain other compensation, including equity securities. Management believes that ICG's success will be based upon the combination of (a) management's expertise in identifying growth companies with strong fundamentals, skillful management and a sustainable competitive advantage in their respective fields; (b) a long-term relationship approach to investment banking; (c) a global distribution network; and (d) creative financing tools.

         In June, 1997, and in January and February, 1998, ICG, acting as placement agent, raised approximately $13.2 million in two private placements, of convertible debentures and equity securities, for a publicly-held company. Further, in November and December, 1997, the Company raised approximately $4.4 million in a private placement of equity securities for a privately-held company.

         A critical element in ICG's approach to its business is the strong, personal relationships maintained between management and the international, independent network of sales representatives that distribute securities for ICG sponsored transactions. This network of Sub-Placement Agents currently encompasses in excess of 30 agents in 7 countries and is anticipated to be expanded by Management.

         In its capacity as agent, ICG encounters opportunities that are more appropriate for a direct principal investment than an agency financing due to the nature, size or timing of a subject company's capital requirements. ICG has made direct investments in, and is anticipated to continue making direct investments in securities of operating companies through ICG, if they meet Management's criteria, including exhibiting the necessary fundamentals required for their success. Management believes that such merchant banking opportunities will include investments through both debt and equity securities in both public and private companies in a variety of industries and at various stages of development.

         To the extent permitted by applicable rules and regulations, ICG may, in certain instances, raise capital on an agency basis for companies in which it has made a principal investment. Management believes the ability to invest on a principal basis offers a significant competitive advantage in attracting companies that require agency financing in those cases in which the company's financing requirements call for an initial or "bridge" component (i.e., a relatively small short-term debt financing which typically includes an equity "kicker" and is re-paid from the proceeds of a subsequent, larger financing). Thus, investing on a principal basis is a logical extension of ICG's agency financing.

         Management has also independently organized a public "blank check" company, Emerging Growth Acquisition Corp. I ("EGAC") to be used in connection with an ICG sponsored or other reverse merger transaction. A blank check company is a development stage company that has no specific business plan or purpose or, in this case, has indicated that its business plan is to engage in a merger or acquisition with an unidentified company. Assuming the successful regulatory approval of the aforementioned transaction, ICG, as part of its merchant banking activities, may organize several similar public blank check companies. Management believes substantial value may be created by merging a public blank check company with an active private operating company. In addition, as part of its merchant banking activities, ICG may acquire positions in one or more operating companies unrelated to financial services. ICG, as part of its merchant banking activities, may also acquire control of inactive public companies for such purpose.

European Corporate Finance:  Capital Growth Europe, Limited.

         CGE was formed as a United Kingdom corporation in May, 1996 by ICG and an experienced group of financial professionals in London; each of ICG and such group holds a 50% interest therein. CGE became licensed with the Securities Futures Authority of the United Kingdom in November, 1996, which enables CGE to carry out corporate finance business in United Kingdom.

         CGE undertakes sales and distribution functions for ICG sponsored transactions in the United Kingdom. Further, CGE plans to operate as an originator of European transactions and as a corporate finance business in the small-cap sector of the European equity markets.

         In addition, it is intended that CGE will carry out corporate finance advisory work for its clients. CGE's target client is a business with sales of less than $825 million, net assets of less than $165 million and/or profits of under $82.5 million.

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

Competition

         All aspects of the Company's business and anticipated business are highly competitive. The Company expects to compete in domestic and international markets with numerous financial services companies for potential financing transactions and investment capital.

         Because the securities industry is highly capital-intensive, the Company is continuously exploring opportunities to raise additional capital. The ability of an investment bank to expand its business is closely related to its capital structure and its ability to raise additional capital. Large brokerage firms and brokerage subsidiaries of large corporations have greater capital, financial and other resources than the Company. They may also have the ability to raise substantially more capital than the Company can raise on terms more favorable than those available to the Company. In addition, several small and specialized securities firms have been successful in raising significant amounts of capital for their merger and acquisition activities, merchant banking investment vehicles and for their own accounts, thereby further intensifying the level of competition in the industry in which the Company is and plans to operate.

         As a result of legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on the businesses in which commercial banks can operate, the Company also competes with large commercial banking institutions, certain of which are in the process of enlarging the scope of their investment banking activities. Commercial banking organizations, in general, are expanding their securities and investment advisory activities, as well as other activities related to the provision of financial services. These developments may lead to the creation of integrated financial services firms that are able to compete more effectively than the Company in certain of its businesses. Furthermore, competition with well-capitalized foreign firms is intense in international capital markets and is increasing in domestic markets. To the extent that the Company can compete for investment opportunities it may only be able to do so on less favorable terms than those obtained by larger, more established firms.

Employees

         As of March 15, 1998, the Company, including ICG but not including CGE, had a total of seven full-time employees and one part-time employee. None of the Company's employees are represented by a union and the Company has not experienced any work stoppages. The Company believes its relations with its employees is satisfactory.

Item 2.  Description of Properties.

         The Company, its subsidiaries and affiliates share or plan to share the use of office space as described below.

         1. Approximately 855 square feet at 660 Steamboat Road, Greenwich, Connecticut 06830 for use as the principal executive offices of the Company, ICG, Capital Growth International, LLC ("CGI"), an affiliate of the Company, and EGAC, a blank check company organized by Management, pursuant to a lease held by CGI expiring on September 30, 1998 for monthly rent of $6,250 payable entirely by ICG for the benefit of the Company, ICG, CGI and EGAC;

         2. Approximately 700 square feet at 777 South Flagler Drive, 8th Floor, West Tower, West Palm Beach, Florida 33401 for use by the Company, ICG and CGI pursuant to a monthly tenancy in favor of ICG for monthly rent of $2,500 payable entirely by ICG for the benefit of the Company, ICG and CGI;

         3. Approximately 2,040 square feet at 2425 Olympic Boulevard #660E, Santa Monica, California 90404 for use by the Company, ICG and CGI pursuant to a lease held by ICG expiring on November 30, 2000 for monthly rent of $5,834 payable entire by ICG for the benefit of the Company, ICG and CGI; and

         4. Approximately 325 square feet of office space at 4 Hill Street, London, England W1X 7FU, consisting of one separate office for use by the Company and ICG pursuant to a sub-lease held by CGI expiring in October 2111 for monthly rent of $2,467.50 payable by ICG. See "Certain Transactions."

Item 3.  Description of Legal Proceedings.

         The Company is not a party to any pending legal proceedings and is not aware of any contemplated proceeding by any governmental authority.

Item 4.  Submission of Matters to a Vote of Securityholders.

         None.

                                     PART II

5. Market for Common Equity and Related Stockholder Matters.

         Market Information

         The Company's common stock, par value $.001 per share ("Common Stock"), is currently quoted on the OTC Bulletin Board under the symbol "CGHL". There is currently no public trading market for the Company's Class B common stock, par value $.001 per share ("Class B Common Stock"). The table set forth below presents the high and low bid prices of the Common Stock for the period indicated in 1997 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions. Further, for the period from June 6, 1997 through July 8, 1997, traditional high and low quotes could not be determined as during such time there was only one market maker for the Common Stock. Prior to June 6, 1997, there was no trading market for the Common Stock.

1997:                                                       High         Low
-----                                                       ----         ---
From June 6 (initial listing), through June 30............. $2.75       $2.25
From July 1, through September 30.......................... $2.75       $2.25
From October 1, through December 31........................ $2.50       $0.75

         On March 16, 1998, the last reported bid price of the Common Stock was $0.3125.

Holders

         As of March 16, 1998, there were approximately 370 holders of record of the Common Stock and 16 holders of record of the Class B Common Stock.

Dividends

         As of March 25, 1997, the Company's Board of Directors declared an annual cumulative dividend of $.225 per share on the Common Stock for the calendar years 1997 and 1998, subject to (i) the payment of dividends on any class of capital stock with priority over the Common Stock, (ii) applicable net capital requirements and (iii) restrictions under applicable law (the "Common Stock Dividend"). The Common Stock Dividend is currently payable on a quarterly basis ending on December 31, 1998.

         On October 12, 1997, each share of the Company's 4,001,334 shares of 5% Cumulative Convertible Series A Preferred Stock and 1,080,000 shares of 5% Cumulative Convertible Series B Preferred Stock converted into one share of Class B Common Stock. Pursuant to the terms of the Certificates of Designation of such preferred stock, the holders thereof are entitled to 5% per share annual cumulative dividends prior to payment of dividends on any other class of capital stock of the Company. The cumulative dividends on such preferred stock have accrued unpaid since October 12, 1996 and were payable on a quarterly basis commencing December 31, 1996 and on October 24, 1997, ten business days after the conversion thereof. The aggregate amount of such arrearage owed by the Company to the former holders of such preferred stock as of October 12, 1997 is approximately $38,000.

         The Company's ability to pay dividends on its common equity is limited by state law and the Company's ability to pay dividends on classes of capital stock with priority over the class of equity on which such dividend is paid. Under Delaware law, the Company may declare and pay dividends or make other distributions on its capital stock only out of capital surplus (as defined under Delaware Law) and in case there shall be no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Class B Common Stock is junior in priority to the Common Stock with respect to the payment of dividends and is subject to a $.20 per share limitation on dividends in 1998.

         The Company does not anticipate declaring any additional dividends on any of its classes of capital stock. Any future dividend declarations and payments would be subject to the restrictions set forth above, approval of the Company's Board of Directors and any contractual restrictions.

Item 6.  Management's Discussion and Analysis.

Overview

         CGH is a financial services firm concentrating in investment and merchant banking in the United States and Europe. The Company has one wholly-owned operating subsidiary, ICG. ICG owns a 50% interest in CGE.

         ICG commenced formal operations in October, 1996 when it became registered as a broker-dealer with the SEC and obtained membership with the NASD. On March 14, 1997, ICG consummated a share exchange transaction with the Company and became the Company's wholly-owned subsidiary. In June 1997, the Company reincorporated into the State of Delaware and had its common stock listed on The Nasdaq Stock Market, Inc.'s OTC Bulletin Board under the symbol "CGHL". Through December 1996, ICG was a development stage company.

         The Company has historically generated revenues primarily from ICG's activities as a placement agent in private financings and from the marking to market of its portfolio of securities.

         The Board of Directors has decided not to expand the Company's operations into the retail brokerage business. This decision was based on the Board of Directors' belief that the current market level for equities in the U.S., the increasing level of competition in the brokerage industry from Internet based brokerage services and brokerage firms offering unlimited trading for a fixed annual fee and the high volatility in the Microcap sector present significant barriers to entry into the securities brokerage business for the Company. Accordingly, the Company will concentrate on its core businesses, investment and merchant banking.

         Management is considering the possibility of merging the Company with one of a number of unaffiliated companies engaged in businesses unrelated to the Company's current business. If such a transaction is consummated, the Company may divest itself of its current business, which may be purchased by affiliates of the Company or an independent third party. There can be no assurance that any such transaction will be consummated. The consummation of such a transaction would be subject to numerous conditions, including, without limitation, the successful completion of due diligence investigations, the execution of definitive documentation, the requisite approvals of the Company's and the merger candidate's boards of directors and shareholders and the consents of the appropriate regulatory agencies.

         The Company has taken significant steps to reduce its expenses for the fiscal year 1998 such as eliminating salaried personnel and reducing salaries paid to management. Alan L. Jacobs, the Company's Executive Vice President, who has been providing consulting services to First American Railways, Inc. a client of ICG is being compensated directly by First American for his services in lieu of salary otherwise due to him from the Company. Mr. Jacobs is being compensated at a rate equivalent to that which would be paid to the Company. Upon completion of his consulting services to First American Railways, Inc. Mr. Jacobs is anticipated to re-join the payroll of ICG. In addition, in September 1998, the Company anticipates consolidating its Greenwich, Connecticut and West Palm Beach, Florida offices in an effort to further reduce overhead and increase efficiency. The Company believes that its current resources will permit the Company to continue operations for approximately twelve months. To continue operations beyond twelve months from the date hereof, the Company must generate placement income, sell a portion of its portfolio securities and/or raise additional funds through the sale of its equity securities. The Company is currently exploring each of these alternatives.

         This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represents the Company's expectation or beliefs, including statements regarding, among other things, (i) the Company's growth strategy or potential,
(ii) anticipated trends in the Company's businesses, (iii) the Company's ability to compete with its competitors and (iv) the Company's profitability and projected financial condition. Any statements contained in this Prospectus that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "plan," "believe," "anticipate," "intent," "estimate" or "continue," the negative statements are based upon Management's beliefs at the time they are made as well as assumptions made by Management based upon information available to it. The current assumptions regarding the Company's operations, performance, development and results of its business include (i) the accuracy of estimates of anticipated increases in the Company's expenses due to implementation of the Company's business plan, (ii) the successful completion of securities offerings anticipated to be consummated through ICG, (iii) the maintenance of market conditions affecting the Company's services, and (iv) appropriate regulatory approvals for certain corporate actions. Forward-looking statements are inherently subject to various risks and uncertainties, including those described above, as well as potential changes in economic or regulatory conditions that are largely beyond the Company's control. Should one or more of these risks materialize or changes occur, or should Management's assumptions prove to be incorrect, the Company's actual results may materially vary from those anticipated or projected.

         As ICG did not commence business activities until October, 1996, the Company believes that a period to period comparison of results of operations would not be meaningful.

Results of Operations for the Period from February 26, 1996 (inception) to December 31, 1996

      Revenues. The Company generated interest income of $22,033 on funds raised in a private placement of the Company's securities in October, 1996.

      Operating Expenses. Operating expenses for the period were $740,649, consisting principally of professional fees, management and employee salaries and establishment of its business as a broker-dealer.

      Net Loss. As a result of the foregoing, the Company had net loss of $718,616 during the period from February 26, 1996 (inception) to December 31, 1996.

Results of Operating for the Fiscal Year ended December 31, 1997

      Revenues. The Company generated $3,428,054 in revenues during the fiscal year ended December 31, 1997, of which $1,650,268 resulted from fees in connection with an $11.1 million private placement consummated by ICG as placement agent for a publicly held company in the second quarter. Further, in the fourth quarter, the Company earned $401,408 in fees in connection with a $4.3 million private placement consummated by ICG as placement agent. The Company generated $1,331,461 in other private placement fees, $359,914 in consulting fees, $94,170 in interest income and $39,804 in gain on settlement of a debt. The Company also recognized $448,971 in unrealized losses on its securities portfolio, principally from the decline in value of securities of one company held by the Company.

      Operating Expenses. Operating expenses for the fiscal year ended December 31, 1997 were $4,429,939, consisting of commissions of $859,844, insurance expenses of $276,153, rent expenses of $259,295, travel and entertainment expenses of $291,059, professional expenses in the United States of $238,763, professional expenses in the United Kingdom of $96,342, and general and administrative expenses of $2,287,368, approximately 59% of which consisted of management and employee salaries, and the recognition of the equity in the net loss of the Company's unconsolidated subsidiary Capital Growth Europe, Limited of $121,115.

      Net Income. As a result of the foregoing, the Company had a net loss of $1,001,885 for the fiscal year ended December 31, 1997.

Liquidity and Capital Resources

         Capital for the Company has been provided by the investments made by the initial shareholder group and through private placements of the Company's securities. In March 1997, the Company raised net proceeds of approximately $1.0 million in a private placement of 549,496 shares of its Common Stock.

         To date, the Company has used its capital for merchant banking (securities investments), working capital and general corporate purposes. In addition, in March, 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's directors, officers and principal shareholders. The loan, which was due on March 26, 1998, carries interest at the rate of 6% per annum and was approved by a majority of disinterested directors of the Company. The Company has extended this note for approximately 90 days subject to independent director approval.

         In March 1997, the Company acquired from a third party marketable securities for a total cost of $450,000, which were valued at approximately $550,000 at December 31, 1997.

         On July 1, 1997, the Company paid a $.1125 per share dividend to holders of its Common Stock which dividend totaled $382,332 in the aggregate. The dividend represented payment for the six month period from January 1, 1997 through June 30, 1997 of a two year $.225 annual per share dividend (the "Common Stock Dividend"). On each of September 30, 1997 and December 31, 1997, the Company paid a $.05625 per share dividend which in each case totaled $191,165 in the aggregate, representing payment of the Common Stock Dividend for the three month periods from July 1, 1997 through September 30, 1997 and from October 1, 1997 through December 31, 1997, respectively. The balance of the Common Stock Dividend is anticipated to be paid on a quarterly basis at a rate of $.05625 per share from March 31, 1998 through December 31, 1998.

         On September 15, 1997, the Company loaned $25,000 to Capital Growth International LLC, an affiliate of the Company. This loan was repaid on October 2, 1997 without interest.

         On October 12, 1997, each share of the Company's 4,001,334 shares of 5% Cumulative Convertible Series A Preferred Stock and 1,080,000 shares of 5% Cumulative Convertible Series B Preferred Stock converted into shares of Class B Common Stock on a one-for-one basis, at which time the 5% per share annual dividend that has accrued thereon ceased to accrue and became due and payable on October 24, 1997 out of funds legally available therefor. The dividend due and payable to the holders of the Series A Preferred Stock and Series B Preferred Stock is $38,154 in the aggregate. As a result of such conversion, the Company has a total of 3,398,496 shares of Common Stock and 16,431,000 shares of Class B Common Stock currently outstanding.

         In the fourth quarter, the market price of certain of the Company investments in equity securities declined significantly. The securities with a carrying amount of approximately $2,900,000 at September 30, 1997 declined to approximately $850,000 at December 31, 1997. This was predominantly the result of the decline in the per share bid price of the Company's largest portfolio position, First American Railways, Inc., from $2.94 at September 30, 1997 to $0.50 at December 31, 1997, approximately an 83% decline. As of March 28, 1997, the per share bid price of such common stock declined to $.2813.

         During the fiscal year ended December 31, 1997, the Company paid consulting fees of $99,000 to a Company affiliated with a stockholder of CGH in connection with the organizing of road show presentations in London, England relating to an offering made pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, for which ICG acted as placement agent.

         The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $700,000 and a letter of credit in the amount of $100,000 to secure future rent payments at the Company's London office. The Company believes that its current cash resources will be adequate to satisfy its operations for approximately twelve months.

         The Company is currently seeking to increase its capital base by generating revenues from ICG's investment banking activities and through a sale of the Company's equity securities. Further, the Company has taken significant steps to reduce its expenses for the fiscal year 1998 such as eliminating salaried personnel and reducing salaries paid to management. Alan L. Jacobs, the Company's Executive Vice President, who has been providing consulting services to First American Railways, Inc., a client of ICG, is being compensated directly by First American for his services in lieu of salary otherwise due from the Company. Mr. Jacobs is being compensated at a rate equivalent to that which would be paid to the Company. Upon completion of his consulting services to First American Railways, Inc. Mr. Jacobs is anticipated to re-join the payroll of ICG. In addition, in September 1998, the Company anticipates consolidating its Greenwich, Connecticut and West Palm Beach, Florida offices in an effort to further reduce overhead and increase efficiency.

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

         As of March 28, 1998, the Company's largest holding in its portfolio of securities, First American Railways, Inc., common stock has declined 44% since December 31, 1997. There are no other significant trends affecting the Company's portfolio of securities.

Item 7. Financial Statements.

         The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         In March 1997, in connection with the Share Exchange, which effected a change in control of the Company, the Company's Board of Directors voted to engage Richard A. Eisner & Company, LLP to act as the Company's independent auditors. Their appointment corresponded with the dismissal and replacement of Angell & Deering, which resigned effective March 25, 1997. The former accountant's reports for the Company's fiscal years ended January 31, 1995 and 1996 did not contain any adverse opinion or disclaimer of opinion, nor were any such reports modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between the Company and the former accountant with regard to any matters which would have caused such accountant to make reference to the subject matter thereof with their report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Identification of Directors and Executive Officers

Name                   Age      Position(s)
----                   ---      -----------
Ronald B. Koenig(1)     64      Chairman of the Board of Directors, President
                                and Chief Executive Officer
Alan L. Jacobs(1)       56      Executive Vice President and Director
Stanley Hollander(2)    60      Senior Vice President and Director
Michael S. Jacobs       33      Senior Vice President, Secretary and Treasurer
Jay J. Matulich(3)      42      Senior Vice President
John D. Booth           39      Director
N. Bulent Gultekin      50      Director

--------------------
(1) Ronald B. Koenig and Alan L. Jacobs are also Directors of Emerging Growth Acquisition Corporation I, a publicly-held company.
(2) Stanley Hollander is also a Director of Capital Media Group, Ltd. and Emerging Growth Acquisition Corporation I, each a publicly-held company.
(3) Jay J. Matulich is also a Director of Waste Systems International, Inc., a publicly-held company.

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

Ronald B. Koenig. Mr. Koenig has been Chairman of the Board of Directors, President and Chief Executive Officer of International Capital Growth, Ltd. since March 1996. He has served as Chairman of the Board, Chief Executive Officer and a Director of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Mr. Koenig has been Chairman, from October 1994 to July 1995, and co-founder of U.S. Sachem Financial Consultants, L.P. and, since July 1995, of its successor Capital Growth International, L.L.C. From 1989 to 1993, Mr. Koenig was a Senior Managing Director and department head of corporate finance at Gruntal & Co., Incorporated. From 1974 to 1985, Mr. Koenig was a Managing Director, and from 1985 to 1989, Chairman of the Board, of Ladenburg Thalmann & Co., Inc. From 1972 to 1974, he served as Vice President, Institutional Sales at Jas. H. Oliphant & Co., an institutional research boutique. From 1968 to 1972, he held a position in sales with Leif Werle & Co., an NYSE specialist firm. Mr. Koenig was educated at the University of Pennsylvania (The Wharton School) and holds a B.S. in economics. Mr. Koenig presently serves on The Wharton School Undergraduate Executive Board and is on the business advisory board to Sterling National Bank & Trust Company of New York.

Alan L. Jacobs. Mr. Jacobs has served as Executive Vice President and a Director of the Company since March 1997. Since March 1996, Mr. Jacobs has served as Senior Managing Director, Executive Vice President and a Director of International Capital Growth, Ltd. and, since January 1995, of Capital Growth International, L.L.C. He has served as Chief Operating Officer and a Director of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. From February 1995 to October 1997 and from July 1993 to September 1994, Mr. Jacobs served as a Director of Boca Raton Capital Corporation, a publicly-held Florida corporation ("BRCC"). He was Chairman of the Board of Directors of BRCC from November 1993 to September 1994 and Chief Executive Officer of BRCC from November 1993 to October 1997. From January 1992 to December 1995, Mr. Jacobs served as Associate Director of Investment Banking at Josephthal Lyon & Ross Incorporated. From May 1985 to December 1991, Mr. Jacobs served as Managing Director of Investment Banking with Ladenburg Thalmann & Co., Inc., an investment banking firm. Mr. Jacobs earned an A.B. in liberal arts in 1963 from Franklin & Marshall College and a J.D. from Columbia Law School in 1966.

Stanley Hollander. Mr. Hollander has served as Senior Vice President and a Director of the Company since March 1997 and Vice President and a Director of International Capital Growth, Ltd. since March 1996. He has served as President and a Director of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Since 1993, Mr. Hollander has served as President, Chief Executive Officer and co-founder of U.S. Sachem Financial Consultants, L.P. and, since July, 1995, its successor Capital Growth International, L.L.C. From December 1995 to present, Mr. Hollander has been a Director of Capital Media Group, Ltd., a publicly-held company. From 1989 to 1993 he served as a Managing Director and joint head of corporate finance at Gruntal & Co., Incorporated. From 1985 to 1989 he served as a Managing Director of Investment Banking at Ladenburg Thalmann & Co., Inc. From 1979 to 1985 he was co-owner and Vice President of Zemex Electronics-Stanlee, distributors of consumer electronics. From 1959 to 1979, Mr. Hollander was president of All Brand Appliances Brandmart, distributors of consumer electronics. Mr. Hollander was educated at the University of Alabama.

Michael S. Jacobs. Mr. Jacobs has served as Senior Vice President, Secretary and Treasurer of the Company since March 1997 and of International Capital Growth, Ltd. since March 1996. He has served as Chief Financial Officer and Treasurer of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Since February 1995, Mr. Jacobs has been a Senior Vice President of U.S. Sachem Financial Consultants, L.P. and, since July 1995, its successor Capital Growth International, L.L.C. From 1993 to 1995 he was a Vice President of Investment Banking at Josephthal Lyon & Ross Incorporated, and from 1990 to 1993, Mr. Jacobs was an associate in corporate finance at Gruntal & Co., Incorporated. From 1989 to 1990, Mr. Jacobs was a financial analyst at Ladenburg Thalmann & Co., Inc. Educated at New York University's Stern School of Business and Emory University, he holds an M.B.A. in finance and a B.B.A. degree.

Jay J. Matulich. Mr. Matulich has served as Senior Vice President of the Company since March 1997 and Vice President of International Capital Growth, Ltd. since March 1996. He has served as Secretary of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Since October 1994, Mr. Matulich has been a Senior Vice President of U.S. Sachem Financial Consultants, L.P. and, since July 1995, of its successor Capital Growth International, L.L.C. Since April 1995, Mr. Matulich has served as a Director of Waste Systems International, Inc., a publicly-held company. From March 1996 to June 1996, Mr. Matulich served as Chairman of BioSafe International, Inc. From May 1990 to October 1994, Mr. Matulich was a Vice President of Gruntal & Co., Incorporated. From 1989 to May 1990, Mr. Matulich served as an associate in the Shansby Group, a San Francisco-based leveraged buy-out firm. From 1986 to 1989, Mr. Matulich was a Senior Manager at Arthur Young & Co., accountants in the merger and acquisitions group. Educated at Brigham Young University, Mr. Matulich has a B.A. degree.

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

         Family Relationships

         There is no family relationship among any of the directors or executive officers of the Company or ICG except that Alan L. Jacobs and Michael S. Jacobs are father and son, respectively.

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

Item 10.  Executive Compensation.

         The following table sets forth the compensation paid by ICG for services rendered in all capacities to certain officers of ICG for the periods indicated.

                           Summary Compensation Table

                                                                                                         Long-Term
                                                                                                        Compensation
                                                                                         Annual          Securities
                                                                                      Compensation       Underlying
Name and Position with ICG                                  Fiscal Year Ended            Salary         Option(#)(1)
--------------------------                                  -----------------            ------         ------------
Ronald B. Koenig
    President, Chief Executive
    Officer and Director.................................   December 1996 (2)           $ 48,076
                                                            December 1997 (3)           $250,000
Stanley Hollander
    Vice President and...................................   December 1996 (2)           $ 48,076
    Director                                                December 1997 (3)           $263,000

Alan Jacobs
    Executive Vice President,
    Senior Managing Director and
    Director.............................................   December 1996 (2)           $ 43,269
                                                            December 1997 (3)           $225,000
Michael Jacobs
    Senior Vice President, Secretary
    and Treasurer........................................   December 1996 (2)           $ 32,588
                                                            December 1997 (3)           $150,000           250,000
Jay J. Matulich
    Vice President.......................................   December 1996 (2)           $ 24,038
                                                            December 1997 (3)           $125,000           250,000

----------
(1) Represents shares of Class B Common Stock underlying stock options granted under the 1997 Stock Option Plan.
(2) Covers the period from February 26, 1996, ICG's inception, through December 31, 1996, the Company's fiscal year for such period.
(3) Covers the period from January 1, 1997 through December 31, 1997, the Company's fiscal year for such period.

         The Company, through ICG, currently pays annual salaries to Messrs. Koenig, Hollander, M. Jacobs and Matulich of $175,000, $196,000, $150,000 and $129,600 respectively. Alan L. Jacobs is being compensated at a rate equivalent to that which would be paid to the Company. Upon completion of his consulting services to First American Railways, Inc. Mr. Jacobs is anticipated to re-join the payroll of ICG. Upon such occurrence, Mr. Jacobs' compensation will be determined by the Company. Other than as set forth above, none of the Company's executive officers or directors received any salary or wages or other compensation from the Company during the last three completed fiscal years.

1997 Stock Option Plan

         General. The Company has established the Company's 1997 Stock Option Plan (the "Stock Option Plan"), which the Company believes is desirable to attract and retain executive officers, other key employees and directors and to further the growth and profitability of the Company. Under the Stock Option Plan, options to purchase an aggregate of not more than 1,500,000 shares of Class B Common Stock may be granted from time to time to key employees (including officers), consultants and directors of the Company. The Company may not grant options covering more than 500,000 shares to any one participant during any fiscal year. Options shall be designated as Incentive Stock Options ("ISOs") or Nonqualified Stock Options ("NQSOs").

         The Stock Option Plan was administered by a committee consisting of John D. Booth and Emanuel M. Arbib, two disinterested, outside directors of the Company. Mr. Bulent Gultekin will be asked to join the committee as an outside director. The committee is generally empowered to interpret the Stock Option Plan; to prescribe rules and regulations relating thereto; to determine the terms of the option agreements; to amend the option agreements with the consent of the optionee; to determine the key employees and directors to whom options are to be granted; and to determine the number of shares subject to each option and the exercise price thereof. The per share exercise price of options granted under the Stock Option Plan will be not less than 100% (110% for ISOs if the optionee owns more than 10% of the Class B Common Stock) of the fair market value per share of Class B Common Stock on the date the options are granted.

         Options will be exercisable for a term that will not be greater than ten years from the date of grant (five years from the date of grant of an ISO if the optionee owns more than 10% of the Class B Common Stock). In the event of the termination of such relationship between the option holder and the Company for cause (as defined in the Stock Option Plan), all options granted to that option holder terminate immediately. Options may be exercised during the option holder's lifetime only by the option holder, his or her guardian or legal representative.

         Options granted pursuant to the Stock Option Plan which are ISOs are intended to enjoy the attendant tax benefits provided under Sections 421 and 422 of the Code. Accordingly, the Stock Option Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Class B Common Stock subject to ISOs exercisable for the first time by an option holder during any calendar year (under all plans of the company) may not exceed $100,000.

         The Board may modify, suspend or terminate the Stock Option Plan; provided, however, that certain material modifications affecting the Stock Option Plan must be approved by the stockholders, and any change in the Stock Option Plan that may adversely affect an option holder's rights under an option previously granted under the Stock Option Plan requires the consent of the option holder.

         Existing Stock Options. Under the Stock Option Plan, the Company has outstanding ISOs to Jay J. Matulich, Michael S. Jacobs, N. Bulent Gultekin and Richard Lane, employees and/or directors of the Company at the time of such grants, to purchase 250,000, 250,000, 25,000 and 10,000 shares of Class B Common Stock, respectively. All of such ISOs vest at the rate of one-third of the total number of options granted at the end of each of the first three anniversaries of the original date of grant and are exercisable at an exercise price of $2.00 per share for a period of ten years from the original date of grant.

401(k) Plan

         ICG maintains a 401(k) Plan (the "401(k) Plan") through a national mutual fund company that is available to all employees. An employee may contribute on a pre-tax basis up to 15% of the employee's total annual wages from ICG, subject to annual limitations prescribed by the International Revenue Code. Employee contributions are fully vested and non-forfeitable at all times.

         ICG makes matching contributions to the 401(k) Plan on behalf of its employees, subject to funding availability. ICG uses a matching formula under which it contributes $.50 for each $1.00 contributed by employees. Fifty percent of the matching contributions vest immediately while the remaining fifty percent vest one year after the contribution. Once vested, the matching contributions are non-forfeitable at all times.

         During the fiscal year ended December 31, 1997, the Company had no active retirement, stock option or other plans or arrangements pursuant to which cash or non-cash compensation was paid to its officers or directors other than the Stock Option Plan and ICG's 401(k) plan. As of March 14, 1997, in connection with the Share Exchange, the Company put into effect the Capital Growth Holdings, Ltd. 1997 Stock Option Plan pursuant to which the Company granted options to purchase 635,000 shares of Class B Common Stock to certain directors and employees of ICG in exchange for previously granted options of the same tenor to purchase an equal number of shares of common stock of ICG and granted options to purchase an additional 100,000 shares of Class B Common Stock to another employee of ICG. Since the grant of such options, 100,000 of such options have expired without exercise.

              Option Grants in Fiscal Year Ended December 31, 1997
                               (Individual Grants)

                                          Number of Shares of       Percent of Total        Exercise
                                          Class B Common Stock      Options Granted           Price
    Name                                  Underlying Options(1)      in Fiscal Year         Per Share      Expiration Date
--------------------------------------------------------------------------------------------------------------------------
Michael S. Jacobs...........................      250,000                31.8%                $2.00       November 20, 2006
Jay J. Matulich.............................      250,000                31.8%                $2.00       November 20, 2006

(1) Consists of shares of Class B Common Stock underlying options granted under the Stock Option Plan

       Aggregated Option Exercises in Fiscal Year Ended December 31, 1997
                     And Option Values at December 31, 1997

                                              Number of Shares of Class B Common Stock
                                                    Underlying Unexercised Options        Value of Unexercised
                                                        At December 31, 1997(1)          In-the-Money Options at
                Name                                Exercisable        Unexercisable         December 31, 1997
----------------------------------------------------------------------------------------------------------------
Michael S. Jacobs...........................          83,333              166,667                None
Jay J. Matulich.............................          83,333              166,667                None

(1) Consists of shares of Class B Common Stock underlying options granted under the Stock Option Plan

Indemnification

         The Company's Certificate of Incorporation provides for indemnification rights of officers, directors, and others and limits the personal liability of directors for monetary damages to the extent permitted by Delaware Law. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), may be permitted for directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

         The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock as of March 16, 1998, by (i) any person who is known to the Company to be the beneficial owner of more than five percent of the capital stock of the Company; (ii) each director of the Company; (iii) the Company's chief executive officer during the last completed fiscal year; (iv) each officer of the Company; and (v) all current directors and officers of the Company as a group. Except as noted below, each person has sole voting and investment power with respect to all shares of capital stock of the Company listed as owned by such person.

                                                                      Amount & Nature of          % of
Name and Address of Beneficial Owner(1)                              Beneficial Ownership        Class(2)
---------------------------------------                              --------------------        --------
Rush & Co.
    Swiss American Securities
    100 Wall Street
    4th Floor
    New York, NY 10005 .............................................   3,586,344(3)(4)(5)         18.09%
Emanuel Arbib ......................................................   3,336,334(4)               16.83%
Ronald B. Koenig ...................................................   3,072,270                  15.49%
Stanley Hollander ..................................................   2,997,270(6)               15.12%
Hollander Family
    Partnership LP. ................................................   2,997,270(6)               15.12%
Alan L. Jacobs .....................................................   2,778,126                  14.01%
Michael S. Jacobs ..................................................     830,333(7)                4.17%
Jay J. Matulich ....................................................     828,333(8)                4.16%
John D. Booth ......................................................     250,000(5)                1.26%
N. Bulent Gultekin .................................................       8,333(9)                 .04%
All current directors and
    officers as a group ............................................  10,764,665(10)              54.68%

----------
(1) Each beneficial owner for which an address is not listed has an address c/o Capital Growth Holdings, Ltd., 660 Steamboat Road, Greenwich, CT 06830
(2) Based on a total of 19,829,496 shares of capital stock outstanding consisting of 3,383,496 shares of Common Stock and 16,431,000 shares of Class B Common Stock, all of which vote together as one class.
(3) Consists of 3,536,334 shares of Class B Common Stock, 25,000 shares of Common Stock and 25,000 warrants to purchase one share of Common Stock ("Warrants").
(4) Rush & Co., holds 3,336,334 shares of Class B Common Stock for the benefit of Capital Growth Holdings, Limited, a Turks & Caicos Islands corporation. Fifty percent of Capital Growth Holdings, Limited is owned by entities which may be deemed to be in the control of Mr. Emanuel Arbib. As such, Mr. Arbib may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Capital Growth Holdings, Limited. Other than such holdings, Mr. Arbib owns no capital stock of the Company.
(5) Rush & Co. holds 200,000 shares of Class B Common Stock, 25,000 shares of Common Stock and 25,000 Warrants for the benefit of John D. Booth, a director of the Company. Other than such holdings, Mr. Booth owns no capital stock of the Company.
(6) Stanley Hollander, Senior Vice President and Director of the Company, may be deemed to be the beneficial owner of the shares of the Company held by Hollander Family Partnership LP. Other than such holdings, Mr. Hollander owns no capital stock of the Company.
(7) Consists of 747,000 shares of Class B Common Stock and options exercisable to purchase 83,333 shares of Class B Common Stock that are currently vested. Mr. Jacobs holds options to purchase a total of 250,000 shares of Class B Common Stock which vest at the rate of one-third of the total grant at the end of each of the first three anniversaries of the date of the grant, November 21, 1996.
(8) Consists of 745,000 shares of Class B Common Stock and options exercisable to purchase 83,333 shares of Class B Common Stock that are currently vested. Mr. Matulich holds options to purchase a total of 250,000 shares of Class B Common Stock which vest at the rate of one-third of the total grant at the end of each of the first three anniversaries of the date of grant, November 21, 1996.
(9) Consists of stock options exercisable to purchase 8,333 shares of Class B Common Stock that are currently vested. Mr. Gultekin holds options to purchase a total of 25,000 shares of Class B Common Stock which vest at the rate of one-third of the total grant at the end of each of the first three anniversaries of the date of grant, November 21, 1996.
(10) Consists of 10,539,666 shares of Class B Common Stock, 25,000 shares of Common Stock, 25,000 Warrants and stock options exercisable to purchase 174,999 shares of Class B Common Stock.

Item 12.  Certain Relationships and Related Transactions.

         The Company requires that all material transactions with affiliates be made on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. Such transactions will be approved by a majority of the Company's independent directors.

         On March 26, 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's Directors. The Note, which was due on March 26, 1998 and carries interest at the rate of 6% per annum. Such Note, when issued, was approved by a majority of the independent members of the Board of Directors of the Company. The Company has extended this note for approximately 90 days, subject to approval by the Company's independent directors.

         On March 27, 1997, the Company completed a private offering (the "Private Offering") of its Common Stock at $2.25 per share pursuant to Regulation D and Regulation S, each as promulgated under the Securities Act. The Private Offering, which yielded gross proceeds to the Company of $1,236,366, was offered and sold through Capital Growth International LLC ("CGI"), as placement agent, which was paid $74,181.96 in commissions in connection therewith, $39,074.76 of which was used to compensate certain sub-placement agents. CGI is an affiliate of the Company and ICG. Several of the officers and directors of the Company and ICG are also officers and directors of CGI. Additionally, the beneficial holders of 100% of the membership interests in CGI beneficially hold 47.44% of the outstanding capital stock of the Company, which holds 100% of the outstanding capital stock of ICG. Messrs. Ronald B. Koenig, Chairman of the Board of Directors, President and Chief Executive Officer of the Company and ICG, and Stanley Hollander, Senior Vice President and a Director of the Company and Vice President and a Director of ICG, each own a 50% interest in Sachem Financial Consultants, L.P., which holds a 60% membership interest in CGI. Messrs. Koenig and Hollander beneficially own 15.49% and 15.12% of the outstanding capital stock of the Company, respectively. Mr. Emanuel Arbib, a former Director of the Company and ICG, may be deemed to beneficially own a 30% membership interest in CGI and 16.83% of the outstanding capital stock of the Company.

         The Company, ICG, CGI and EGAC share the use of approximately 855 square feet of office space at 660 Steamboat Road, Greenwich, Connecticut 06830. The lease on such property, which expires on September 30, 1998, is held by CGI. Rent for use of such property which is $6,250.00 per month, is paid by ICG at no cost to CGI or EGAC.

         The Company, ICG, CGI and EGAC share the use of approximately 700 square feet of office space at 777 South Flagler Drive, 8th Floor, West Tower, West Palm Beach, Florida 33401. The monthly tenancy on such property is in favor of ICG. Rent for use of such property, which is $2,500 per month, is paid by ICG at no cost to CGI and EGAC.

         The Company, ICG and CGI share the use of approximately 2,040 square feet of office space at 2425 Olympic Boulevard, #660E, Santa Monica, California 90404. The lease on such property, which expires on November 30, 2000, is held by ICG. Rent for use of such property, which is $5,834 per month, is paid by ICG at no cost to CGI.

         Approximately 325 square feet of office space at 4 Hill Street, London, England W1X 7FU, consisting of one separate office for use by the Company and ICG pursuant to a sub-lease held by CGI expiring in October 2111 for monthly rent of $2,467.50 payable by ICG.

         Effective January 1, 1997, CGI assigned to ICG all rights and obligations in connection with two Financial Advisory and Consulting Agreements (the "Consulting Agreements") each of which are between CGI and a separate publicly-held company. The Consulting Agreements, which were entered into in connection with CGI's investment banking business, were assigned to ICG for no consideration. One Consulting Agreement, which expires on July 30, 1998, currently provides for monthly payments to ICG of $2,500 and compensation rights in favor of ICG if certain business transactions introduced by ICG to such public company are consummated. The other Consulting Agreement currently grants to ICG a right of first refusal, exercisable until April 26, 1998, to offer securities of such public company and provides for certain compensation rights in favor of ICG if certain business transactions introduced by ICG to such public company are consummated.

         During the fiscal year ended December 31, 1997, the Company paid consulting fees of $99,000 to a stockholder of CGH in connection with the organization of road show presentations in London, England relating to an offering made pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, for which ICG acted as placement agent.

         Alan L. Jacobs, the Company's Executive Vice President, who has been providing consulting services to First American Railways, Inc., a client of ICG, is being compensated directly by First American Railways, Inc. for his services in lieu of salary otherwise due to him from the Company. Mr. Jacobs is being compensated at a rate equivalent to that which would be paid to the Company. During the period between January 1 and March 31, 1998, Mr. Jacobs has earned $75,000. Upon completion of his consulting services to First American Railways, Inc. Mr. Jacobs is anticipated to re-join the payroll of ICG. Upon such occurrence, Mr. Jacobs' compensation will be determined by the Company.

Item 13.  Exhibits, List and Reports on Form 8-K.

     Exhibits and List

         Exhibit
            No.                       DESCRIPTION
--------------------------------------------------------------------------------
            2.1 Agreement Concerning the Exchange of Securities of International Capital Growth, Ltd. for Securities of Galt Financial Corporation dated January 7, 1997, is hereby incorporated by reference to Exhibit 2.1 as included in the Company's Form 8-K dated march 14, 1997

            2.2 Agreement and Plan of Merger by and between Capital Growth Holdings, Ltd., a Colorado corporation, and Capital Growth Holdings, Ltd. a Delaware corporation, dated June 10, 1997, is hereby incorporated by reference to Exhibit 2 as included in the Company's Form 8-K dated June 25, 1997

            3.1 Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3(i) as included in the Company's Form 8-K dated June 25, 1997

            3.2   By-Laws of the Company are hereby incorporated by reference to
                  Exhibit 3(ii) as included in the Company's Form 8-K dated June 25, 1997

            4.1 Form of Common Stock certificate is hereby incorporated by reference to Exhibit 4.1 as included in the Company's Amendment No. 1 to Form SB-2 as filed with the SEC on January 16, 1998

            4.2 Form of Redeemable Common Stock Purchase Warrant is hereby incorporated by reference to Exhibit 4.2 as included in the Company's Form SB-2 as filed with the SEC on October 14, 1997

            4.3 Form of Redeemable Class B Common Stock Purchase Warrant is hereby incorporated by reference to Exhibit 4.3 as included in the Company's Form SB-2 as filed with the SEC on October 14, 1997

            10.1  1997 Stock Option Plan is hereby incorporated by reference to
                  Exhibit 10 as included in the Company's Form 8-K dated March 14, 1997

            10.3 Lease Agreement, as amended, regarding 660 Steamboat Road, Greenwich, CT dated December, 1995 is hereby incorporated by reference to Exhibit 10.3 as included in the Company's Form SB-2 as filed with the SEC on October 14, 1997

            10.4 Lease Agreement, as amended, regarding 2425 Olympic Boulevard, Santa Monica, CA dated November 30, 1994 is hereby incorporated by reference to Exhibit 10.4 as included in the Company's Form SB-2 as filed with the SEC on October 14, 1997

            16.1 Letter, dated March 25, 1997, of Angell & Deering, is hereby incorporated by reference to Exhibit No. 16 as included in the Company's Form 8-K dated March 14, 1997

            21.1  Subsidiaries of the Company

            27.1  Financial Data Schedule

         Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

Supplemental Information to Be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

         No proxy material or annual report covering the Company's last fiscal year has been sent to the Company's security holders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1997.


                                 CAPITAL GROWTH HOLDINGS, LTD.


                                    By: /s/ Ronald B. Koenig
                                       --------------------------------------
                                        Ronald B. Koenig
                                        President and Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 1997.


Signatures                    Title
----------                    -----

/s/ Ronald B. Koenig          President, Chief Executive Officer
-----------------------         and Director (Principal Executive Officer)
Ronald B. Koenig

/s/ Michael S. Jacobs         Senior Vice President
-----------------------         Secretary and Treasurer (Principal Financial and
Michael S. Jacobs               Accounting Officer)

/s/ Stanley Hollander         Director
------------------------
Stanley Hollander

/s/ Alan L. Jacobs            Director
------------------------
Alan L. Jacobs

/s/ John D. Booth             Director
------------------------
John D. Booth

/s/ Bulent Gultekin           Director
------------------------
Bulent Gultekin

                                  EXHIBIT INDEX


CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Contents

                                                                                                Page
                                                                                                ----
Consolidated Financial Statements

    Independent auditors' report                                                                F- 2

    Balance sheet as of December 31, 1997                                                       F- 3

    Statements of operations for the year ended December 31, 1997 and for the period from
      February 26, 1996 (inception) through December 31, 1996                                   F- 4

    Statements of changes in stockholders' equity for the year ended December 31, 1997
      and for the period from February 26, 1996 (inception) through December 31, 1996           F- 5

    Statements of cash flows for the year ended December 31, 1997 and for the period from
      February 26,1996 (inception) through December 31, 1996                                    F- 6

    Notes to financial statements                                                               F- 7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Capital Growth Holdings, Ltd.
Greenwich, Connecticut


We have audited the accompanying consolidated balance sheet of Capital Growth Holdings, Ltd. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997 and for the period from February 26, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Capital Growth Holdings, Ltd. and subsidiary as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1997 and for the period from February 26, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP
   ------------------------------------
    Richard A. Eisner & Company, LLP

New York, New York
February 4, 1998

With respect to Note H,
March 26, 1998

With respect to Note N,
March 28, 1998

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Consolidated Balance Sheet
December 31, 1997
(Notes A and B)

ASSETS
Cash and cash equivalents                                                                               $   810,659
Due from broker                                                                                             273,131
Securities owned at market value (cost $1,136,359) (Note C[7])                                              634,058
Securities not readily marketable, at fair value (cost $759,000) (Note C[7])                                627,498
Note receivable and accrued interest from affiliate (Note H)                                                209,000
Restricted cash (Note K[1])                                                                                 102,334
Furniture, fixtures, equipment, and leasehold improvements (net of accumulated depreciation
   of $21,772) (Notes C[2] and D)                                                                           197,503
Customer list (net of accumulated amortization of $40,000) (Notes C[6] and E[7])                             80,000
Investment in and advances to unconsolidated affiliate (Note C[8])                                           65,000
Other assets                                                                                                  2,000
                                                                                                        -----------
                                                                                                        $ 3,001,183
                                                                                                        ===========

LIABILITIES
Accounts payable and accrued expenses                                                                   $   179,251
Dividends payable - preferred stockholders                                                                   38,154
Dividends payable - common stockholders                                                                     191,165
Deferred revenue                                                                                             74,038
                                                                                                        -----------
                                                                                                            482,608
                                                                                                        -----------

Commitments and other matters (Notes H, I, J and K)

STOCKHOLDERS' EQUITY (Notes A, B, E, F and G)
Preferred stock - $.001 par value; 20,000,000 shares authorized, none issued
Common stock - $.001 par value; 100,000,000 shares authorized; 3,398,496 shares
   issued and outstanding                                                                                     3,398
Class B common stock - $.001 par value; 25,000,000 shares authorized; 16,431,000
   shares issued and outstanding                                                                             16,431
Additional paid-in capital                                                                                5,107,930
Accumulated deficit                                                                                      (2,525,584)
Subscription receivable                                                                                     (53,600)
Treasury stock - at cost (15,000 common shares)                                                             (30,000)
                                                                                                        -----------
                                                                                                          2,518,575
                                                                                                        -----------
                                                                                                        $ 3,001,183
                                                                                                        ===========

See notes to financial statements                                            F-3

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Consolidated Statements of Operations

                                                                                                        February 26,
                                                                                                            1996
                                                                                 Year Ended         (Inception) Through
                                                                                December 31,            December 31,
                                                                                    1997                    1996
Revenue (Notes C[7] and C[10]):
   Consulting fees                                                             $    359,914
   Private placement fees                                                         3,383,137
   Net realized and unrealized loss on marketable and not readily
      marketable securities                                                        (448,971)
   Gain on debt settlement                                                           39,804
   Interest income                                                                   94,170             $     22,033
                                                                               ------------             ------------
                                                                                  3,428,054                   22,033
                                                                               ------------             ------------
Operating expenses:
   Commission                                                                       859,844
   General and administrative                                                     3,448,980
   Equity in loss of unconsolidated affiliate and write-down of
      advances                                                                      121,115                  740,649
                                                                               ------------             ------------
                                                                                  4,429,939                  740,649
                                                                               ------------             ------------
Net loss                                                                         (1,001,885)                (718,616)
Less cumulative preferred dividend                                                  (29,624)                  (8,530)
                                                                               ------------             ------------
Net loss attributable to common stockholders                                   $ (1,031,509)            $   (727,146)
                                                                               ============             ============
Basic and diluted loss per common share, (Note C[5])                           $       (.07)            $       (.06)
                                                                               ============             ============
Weighted average number of common shares outstanding -
   basic and diluted (Note C[5])                                                 15,655,000               11,613,000
                                                                               ============             ============

See notes to financial statements                                            F-4

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
(Notes A and B)

                                                                                                Series A
                                                                      Class B                 Convertible
                                        Common Stock               Common Stock                Preferred
                                    --------------------        -------------------       --------------------
                                    Shares        Amount        Shares       Amount       Shares        Amount
                                    ------        ------        ------       ------       ------        ------
Issuance of common stock           2,549,000  $  3,088,260
Issuance of common stock in a
   noncash transaction (Note E[7])                           $    60,000  $  120,000
Issuance of Class B stock                                     11,289,466     214,803
Issuance of Series A                                                                     4,001,334   $  560,187
Issuance of Series B
Net loss
                                 -----------  ------------   -----------  ----------   -----------   ----------

Balance - December 31, 1996        2,549,000     3,088,260    11,349,666     334,803     4,001,334      560,187
Consulting expense attributable
   to warrants (Note F)
Dividends declared
Recapitalization resulting from the
   acquisition of Capital Growth
   Holdings, Ltd. (Note B)           297,094
Issuance of common stock
   (Note E[5])                       549,496       922,075
Collection of subscription
   receivable
Issuance of common stock
   to settle debt (Note H)             2,906         6,539
Exchange of shares of no par
   shares for $.001 par value
   shares (Note A)                              (4,013,476)                 (323,453)
Conversion of Series A and B
   preferred stock into Class B
   common stock (Note E[1])                                    5,081,334       5,081    (4,001,334)    (560,187)
Purchase of common stock
   (Note E[6])
Net loss
                                 -----------  ------------   -----------  ----------   -----------   ----------

Balance - December 31, 1997        3,398,496  $      3,398    16,431,000  $   16,431             0   $        0
                                 ===========  ============   ===========  ==========   ===========   ==========


                                         Series B
                                        Convertible
                                         Preferred          Additional                              Treasury Stock
                                    --------------------     Paid-in    Accumulated  Subscription  --------------------
                                    Shares      Amount       Capital      Deficit     Receivable     Shares     Amount     Total
                                 -----------  ----------    ----------- -----------   ----------   ---------  ---------- -----------
Issuance of common stock                                                                                                $ 3,088,260
Issuance of common stock in a
   noncash transaction
   (Note E[7])                                                                                                              120,000
Issuance of Class B stock                                                                                                   214,803
Issuance of Series A                                                                   $ (55,600)                           504,587
Issuance of Series B               1,080,000  $  226,800                                                                    226,800
Net loss                                                                $  (718,616)                                       (718,616)
                                 -----------  ----------                -----------   -----------                       -----------

Balance - December 31, 1996        1,080,000     226,800                   (718,616)     (55,600)                         3,435,834
Consulting expense attributable
   to warrants (Note F)                                   $    35,417                                                        35,417
Dividends declared                                                         (805,083)                                       (805,083)
Recapitalization resulting from
the acquisition of Capital Growth
   Holdings, Ltd. (Note B)                                    (46,322)                                                      (46,322)
Issuance of common stock
   (Note E[5])                                                                                                              922,075
Collection of subscription
   receivable                                                                              2,000                              2,000
Issuance of common stock
   to settle debt (Note H)                                                                                                    6,539
Exchange of shares of no par
   shares for $.001 par value
   shares (Note A)                                          4,336,929                                                             0
Conversion of Series A and B
   preferred stock into Class B
   common stock (Note E[1])       (1,080,000)   (226,800)     781,906                                                             0
Purchase of common stock
   (Note E[6])                                                                                      (15,000)  $ (30,000)    (30,000)
Net loss                                                                 (1,001,885)                                     (1,001,885)
                                 -----------  ----------  -----------   -----------   ----------   --------  ----------   ----------

Balance - December 31, 1997                0  $        0  $ 5,107,930   $(2,525,584)   $ (53,600)   (15,000)  $ (30,000) $ 2,518,575
                                 ===========  ==========  ===========   ===========    =========    =======   =========  ===========


See notes to financial statements                                            F-5

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                                      February 26, 1996
                                                                                                         (Inception)
                                                                                  Year Ended               Through
                                                                                 December 31,           December 31,
                                                                                     1997                   1996
Cash flows from operating activities:
   Net loss                                                                    $ (1,001,885)            $   (718,616)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                63,486
        Equity in loss of unconsolidated affiliate and write-down of
           advances                                                                 121,115
        Valuation of warrants for consulting                                         35,417
        Change in unrealized depreciation of securities                             633,802
        Realized gains on securities                                               (184,831)
        Gain on conversion of debt                                                  (39,804)
        Compensation paid with securities                                           283,432
        Receipt of securities in payment of fees                                 (1,583,141)
        Loss on disposal of fixed assets                                             46,286
        Accrued interest                                                             (9,000)
        Changes in:
           Due from broker                                                         (273,131)
           Other assets                                                              (2,000)
           Accounts payable and accrued expenses                                    128,251                   51,000
           Deferred revenue                                                          74,038
                                                                               ------------             ------------
              Net cash used in operating activities                              (1,707,965)                (667,616)
                                                                               ------------             ------------

Cash flows from investing activities:
   Additions to fixed assets                                                       (266,811)
   Proceeds from sale of securities                                                 273,132
   Loans to affiliates                                                             (225,000)
   Repayment of loan from affiliates                                                 25,000
   Investment in and advances to unconsolidated affiliate                                                   (186,115)
   Investment in securities                                                        (563,950)                (120,464)
   Investment in restricted cash                                                     (2,334)                (100,000)
                                                                               ------------             ------------
              Net cash used in investing activities                                (759,963)                (406,579)
                                                                               ------------             ------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock and preferred stock                   924,075                4,034,450
   Cash acquired on recapitalization                                                     21
   Dividends paid                                                                  (575,764)
   Purchase of treasury stock                                                       (30,000)
                                                                               ------------             ------------
              Net cash provided by financing activities                             318,332                4,034,450
                                                                               ------------             ------------

Net increase (decrease) in cash and cash equivalents                             (2,149,596)               2,960,255
Cash at beginning of period                                                       2,960,255
                                                                               ------------             ------------

Cash and cash equivalents at end of period                                     $    810,659             $  2,960,255
                                                                               ============             ============

Supplemental disclosures of noncash transactions:
   Acquisition of customer list for common stock                                                        $    120,000
   Common stock issued to settle debt                                          $     46,343
   Dividends declared but not paid                                             $    229,319

See notes to financial statements                                            F-6

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1997

NOTE A - THE CORPORATION

Capital Growth Holdings, Ltd. (the "Company" or "CGH"), formerly Galt Financial Corporation, was incorporated in the State of Colorado on June 15, 1987. On March 14, 1997, CGH, an inactive company, acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG") (a company formed in February 1996), a Delaware corporation and member of the National Association of Securities Dealers, Inc. The acquisition was consummated through an exchange of shares that resulted in the former ICG shareholders receiving control of CGH (see Note B for further discussion). In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by CGH in the transaction while ICG's historical accumulated deficit was carried forward. The operations reflect those of ICG from inception. Through December 31, 1996 the Company had been in the development stage and had conducted no revenue producing activities. During the first quarter of 1997 the Company ceased being in the development stage. The Company is developing a financial services firm to pursue business opportunities in the United States and the United Kingdom. In 1997, CGH, a Colorado corporation, was merged into a Delaware corporation, Capital Growth Holdings, Ltd.

The Company has sustain recurring losses and at December 31, 1997 has an accumulated deficit of $2,525,584 which has been funded by equity financing. The Company has implemented certain cost reductions. However, there is no assurance that profitable operations ultimately can be attained or that additional financing will be available to support ongoing operations. The Company believes that its current resources will enable it to meet its current and anticipated obligations on a timely basis through December 31, 1998.


NOTE B - ACQUISITION

As discussed in Note A, the Company acquired 100% of the outstanding capital stock of ICG in a reverse acquisition consummated through a share exchange transaction (the "Share Exchange"). In accordance with the Share Exchange, the Company issued 18,980,000 shares of its capital stock and 1,625,000 redeemable warrants to the shareholders of ICG in exchange for the outstanding common and convertible preferred shares and warrants of ICG. In addition, warrants to obtain 250,000 shares of Class B common stock issued by ICG to a consultant were exchanged.

The 18,980,000 shares of capital stock of the Company that were issued in the Share Exchange consisted of (a) 2,549,000 shares of common stock, (b) 11,349,666 shares of Class B common stock, (c) 4,001,334 shares of 5% cumulative convertible Series A preferred stock and (d) 1,080,000 shares of 5% cumulative convertible Series B preferred stock. The warrants consist of 1,625,000 redeemable warrants, each exercisable to purchase one share of common stock at $4.00 per share (subject to adjustment) at any time until October 1999 and 250,000 redeemable warrants, each exercisable to purchase one share of Class B common stock at $2.00 per share (subject to adjustment) at any time, subject to a vesting schedule, until November 1999. The issuance of warrants exercisable at $2.00 per share will result in a charge to operations based on their fair value over the number of months that such consulting services are provided.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Principle of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICG. All significant intercompany transactions and balances have been eliminated.

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
Decemher 31, 1997


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[2]   Furniture, fixtures, equipment and leasehold improvements:

      Furniture, fixtures, and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from 3 to 7 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease, whichever is shorter.

[3]   Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[4]   Fair value of financial instruments:

      The carrying value of cash and cash equivalents, due from broker, restricted cash, accounts payable and accrued expenses approximates their fair value because of the short maturity of those instruments. Due to the related party nature of notes receivable and accrued interest, the Company is not reasonably able to determine their fair values.


[5]   Net loss per common share:

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in the year ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and dilutive loss per share. The impact on the per share amounts previously reported was not significant.

      Net loss per common share is based on the weighted average number of common shares and Class B common shares outstanding during the year. Common stock equivalents representing options and warrants and convertible securities have not been included as they would be antidilutive. Net loss attributable to common stock was adjusted to reflect cumulative dividends on preferred shares outstanding.

[6]   Customer list:

      Customer lists are stated at cost and are being amortized over three years.

[7]   Valuation of securities:

      Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by the management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation. Related changes in unrealized appreciation or depreciation are reflected in the statement of operations.

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
Decemher 31, 1997

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[8]   Investment in and advances to an unconsolidated affiliate:

      The Company has a 50% equity interest in an unconsolidated affiliate Capital Growth (Europe) Limited ("CGE"). The investment is recorded using the equity method of accounting.

[9]   Cash equivalents:

      The Company considers all liquid short-term investments with original maturities of three months or less to be cash equivalents.

[10]  Revenue recognition:

      Consulting and private placement fees are recorded when earned. In addition, the Company earns fees in the form of securities. These securities are valued at market on the date they are earned. Security transactions are recorded on a trade date basis.

[11]  Recently issued accounting pronouncements:

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


NOTE D - FURNITURE, FIXTURES, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

At December 31, 1997, fixed assets consist of the following:

          Furniture and fixtures                            $    89,802
          Equipment                                               9,967
          Leasehold improvements (located in Europe)            119,506
                                                            -----------

                                                                219,275
          Less accumulated depreciation                          21,772
                                                            -----------

          Net                                               $   197,503
                                                            ===========


NOTE E - STOCKHOLDERS' EQUITY

[1]   Preferred stock:

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

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
Decemher 31, 1997

NOTE E - STOCKHOLDERS' EQUITY (CONTINUED)

[1]   Preferred stock: (continued)

      The holders of Series A and B preferred stock are entitled to a preferential cumulative dividend which began accruing on October 12, 1996 equal to 5% of the liquidation preference per annum and share equally with the Class B common stock in any dividends declared thereon. The Series A and B have a liquidation preference of $.14 and $.21 per share, respectively.

      On October 12, 1997, each share of the Company's 4,001,334 shares of Series A preferred stock and 1,080,000 shares of Series B preferred stock converted into shares of Class B common stock on a one-for-one basis, at which time the 5% per share annual dividend that accrued thereon ceased to accrue and became due and payable on October 24, 1997, out of funds legally available therefore.

[2]   Class B common stock:

      The holders of the Class B common stock are entitled to one vote per share. The Class B common stock is junior in priority with respect to dividends to the common stock and automatically converts into common stock on a one-for-one basis on December 31, 1998.

[3]   Dividend:

      In March 1997, the Board of Directors declared annual dividends of $.225 per share of common stock, for the calendar years ended 1997 and 1998, accruing as of January 1, 1997 payable commencing June 30, 1997 and on a quarterly basis thereafter. The dividend will be paid after payment of any dividends due on all classes of stock with priority over common stock (currently Series A and B preferred stock), subject to any operating restrictions. In addition, the Board of Directors determined that any dividend declared on Class B common stock will be subject to a $.20 per share limitation on annual dividends in 1998.

[4]   Subscription receivable:

      Subscription receivable represents amounts to be collected by the Company for 382,851 shares of Series A convertible preferred stock converted to Class B common stock on October 12, 1997.

[5]   Private placement:

      On March 27, 1997 the Company completed a private offering of its common stock at $2.25 per share. The Company issued a total of 549,496 shares of common stock which yielded net proceeds of approximately $922,000. A placement fee of approximately $74,000 was paid to Capital Growth International LLC ("CGI"), an affiliate of the Company (Note H). In connection therewith, the Company agreed to issue warrants to purchase 24,984 shares of common stock as partial compensation to certain nonaffiliated sub-placement agents. Each warrant is exercisable to purchase one share at $4.00 per share (subject to adjustment) through March 2000.

[6]   Treasury stock:

      In March and May 1997 the Company purchased an aggregate of 15,000 shares of common stock from the original holders at its approximate fair value.


[7]   Noncash transaction:

      In November 1996, the Company granted 60,000 shares of common stock for a customer list. The Company valued the shares at its fair value of $2.00 per share.

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
Decemher 31, 1997

NOTE F - WARRANTS

In October 1996 the Company raised $3,250,000 through the sale of units in a private placement. Each unit was sold for $50,000 and consisted of 25,000 shares of common stock and 25,000 redeemable warrants. As a result, the Company has 1,625,000 redeemable warrants issued and outstanding. Each redeemable warrant entitles the registered holder to purchase one share of Class B common stock at an initial exercise price of $4.00 per share (subject to adjustment for stock splits, combinations and reclassifications) at any time prior to redemption from October 1996 until October 1999.

In addition, the Company issued 24,984 redeemable warrants to sub-placement agents in connection with the Company's March private placement. Each warrant is exercisable into common stock at a price of $4.00 per share at any time prior to redemption from March 1997 until March 2000.

In addition, the Company agreed to issue 250,000 redeemable warrants in exchange for consulting services to be rendered on behalf of the Company. The consulting warrants vest at the rate of 125,000 per annum on a pro rata basis based upon the number of months that such consulting services are provided to the Company. Consulting services were provided for a 5 month period and therefore 52,083 warrants were issued. Each consulting warrant is exercisable to purchase one share of Class B common stock at an exercise price of $2.00 per share at any time prior to redemption through November 3, 1999. The issuance has resulted in a charge to operations of $35,417 based on the fair value of the warrant.

The above warrants may be redeemed by the Company at $.05 per redeemable warrant subject to certain conditions and the closing bid price of the common stock trades at least $6.00 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.


NOTE G - STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires the use of an option valuation model. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost for the Company's stock option grants to employees and directors been determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS 123, the net loss in 1997 and 1996 would have been approximately $(1,218,000) and $(748,000) or $(.08) and $(.06), respectively, for basic and diluted loss per share. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 interest rates of 5.79%, dividend yields of 0%, volatility factor of expected market price of the Company's common stock of .34; and a weighted-average expected life of the option of 5 years. The fair value of options grant during 1996 was $.88 per share. No options were granted during 1997.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide reliable single measure of the fair value of its employee stock option.

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
Decemher 31, 1997

NOTE G - STOCK OPTION PLAN (CONTINUED)

On January 7, 1997, the Company adopted a stock option plan (the "1997 Plan") for granting of options to purchase up to 1,500,000 shares of Class B common stock, pursuant to which employees, directors and consultants are eligible to receive incentive and/or nonqualified stock options. Options granted under the 1997 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant. In connection with the Share Exchange, ICG option holders exchanged 635,000 options for options under the 1997 Plan.

A summary of the Company's stock option activity and related information for the year ended December 31, 1997 is as follows:

                                                                        Weighted-Average
                                                              ----------------------------------------
                                                                                         Remaining
                                              Options         Exercise Price          Contractual Life
                                            ----------        --------------          ----------------
      Outstanding at end of year             635,000               $2.00                 8.89 years
      Exercisable at end of year             211,667               $2.00

At December 31, 1997, 865,000 options were available for grant under the Plan.


NOTE H - RELATED PARTY TRANSACTIONS

Capital Growth International LLC ("CGI"), a company, owned by certain of the ICG directors, utilizes space at the Company's offices without renumeration. Such space was not considered significant for the year ended December 31, 1997 and for the period from February 26, 1996 (inception) through December 31, 1996.

In March 1997, an aggregate of $46,343 of notes and accrued interest due to stockholders and former officers were exchanged for 2,906 shares of common stock. The shares were valued at their fair value of $6,539 ($2.25 per share) and a gain of $39,804 was recorded.

In March 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's directors. The transaction was approved by the independent members of the Board of Directors. The loan is due on March 26, 1998 and bears interest at 6% per annum. At December 31, 1997, $9,000 of interest was accrued on the loan. On March 26, 1998, the note was extended for 90 days.

On September 15, 1997 the Company loaned $25,000 to CGI which was repaid on October 2, 1997 without interest.

During the year ended December 31, 1997, the Company paid consulting fees of $99,000 to a stockholder of CGH.

During the year ended December 31, 1997, the Company paid commissions of $36,000 to CGE.

CGI assigned certain consulting and financial advisory service agreements to the Company for no consideration. In addition, the Company purchased from CGI warrants to acquire common stock in a public company for approximately $14,000.

(See also Note E[5])

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
Decemher 31, 1997

NOTE I - NET CAPITAL REQUIREMENTS

ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 of aggregate indebtedness or $5,000. At December 31, 1997 ICG had net capital of $1,259,314 which was $1,246,095 in excess of its required net capital.


NOTE J - EXEMPTION FROM RULE 15C3-3

ICG is exempt from the reserve requirement of the Securities and Exchange Commission's Rule 15c3-3 pursuant to Section 15c3-3(k)(2)(ii).


NOTE K - COMMITMENTS

[1]   Letter of credit:

      The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of CGE. The letter of credit is secured by a money market account.

[2]   Leases:

      The Company is obligated for annual minimum rentals under leases for office space as follows:

         Year Ending
         December 31,
         ------------
         1998                                        $   136,000
         1999                                             70,000
         2000                                             64,000
                                                     -----------
                                                     $   270,000
                                                     ===========

      Rent expense was approximately $259,000 and $51,000 for the year ended December 31, 1997 and for the period February 26, 1996 to December 31, 1996, respectively.

[3]   Retirement plan:

      Effective January 1, 1997, the Company has a 401(k) profit-sharing plan covering all eligible employees as defined in the plan. Contributions are made at the discretion of employees. The Company contributes 50% of the employee's contribution amount to the plan. Pension expense for the year ended December 31, 1997 was approximately $21,000.

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
Decemher 31, 1997

NOTE L - PROVISION FOR TAXES

At December 31, 1997, the Company has net operating loss carryforwards available for tax purposes of $1,070,000, expiring in 2012 and capital loss carryforwards of $161,000 expiring in 2001 that may be used to offset future taxable income. The difference between the net loss for financial reporting purposes and the net operating loss for tax purposes is primarily due to unrealized loss on marketable securities and equity in loss of unconsolidated affiliate not currently deductible for tax purposes. The Company has provided a valuation reserve against the full amount of the net operating loss benefit of $424,000, capital loss benefit of $60,000 and the benefit of $300,000 from temporary differences, since the likelihood of realization cannot be determined.

The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in a valuation allowance of $394,000 and $273,000 in 1997 and 1996.


NOTE M - FOURTH QUARTER ADJUSTMENTS

During the first three quarters of 1997 the Company did not reflect its security portfolio at market value. The effect of such adjustment on each of the first three quarters of 1997 has not yet been determined by the Company.


NOTE N - SUBSEQUENT EVENT

Through March 28, 1998 market value of one of the securities held by the Company declined by approximately $165,000.

--------------------------------------------------------------------------------
         Exhibit
            No.                       DESCRIPTION
--------------------------------------------------------------------------------
            2.1 Agreement Concerning the Exchange of Securities of International Capital Growth, Ltd. for Securities of Galt Financial Corporation dated January 7, 1997, is hereby incorporated by reference to Exhibit 2.1 as included in the Company's Form 8-K dated march 14, 1997

            2.2 Agreement and Plan of Merger by and between Capital Growth Holdings, Ltd., a Colorado corporation, and Capital Growth Holdings, Ltd. a Delaware corporation, dated June 10, 1997, is hereby incorporated by reference to Exhibit 2 as included in the Company's Form 8-K dated June 25, 1997

            3.1 Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3(i) as included in the Company's Form 8-K dated June 25, 1997

            3.2   By-Laws of the Company are hereby incorporated by reference to
                  Exhibit 3(ii) as included in the Company's Form 8-K dated June 25, 1997

            4.1 Form of Common Stock certificate is hereby incorporated by reference to Exhibit 4.1 as included in the Company's Amendment No. 1 to Form SB-2 as filed with the SEC on January 16, 1998

            4.2 Form of Redeemable Common Stock Purchase Warrant is hereby incorporated by reference to Exhibit 4.2 as included in the Company's Form SB-2 as filed with the SEC on October 14, 1997

            4.3 Form of Redeemable Class B Common Stock Purchase Warrant is hereby incorporated by reference to Exhibit 4.3 as included in the Company's Form SB-2 as filed with the SEC on October 14, 1997

            10.1  1997 Stock Option Plan is hereby incorporated by reference to
                  Exhibit 10 as included in the Company's Form 8-K dated March 14, 1997

            10.3 Lease Agreement, as amended, regarding 660 Steamboat Road, Greenwich, CT dated December, 1995 is hereby incorporated by reference to Exhibit 10.3 as included in the Company's Form SB-2 as filed with the SEC on October 14, 1997

            10.4 Lease Agreement, as amended, regarding 2425 Olympic Boulevard, Santa Monica, CA dated November 30, 1994 is hereby incorporated by reference to Exhibit 10.4 as included in the Company's Amendment No. 1 to Form SB-2 as filed with the SEC on January 16, 1998.

            16.1 Letter, dated March 25, 1997, of Angell & Deering, is hereby incorporated by reference to Exhibit No. 16 as included in the Company's Form 8-K dated March 14, 1997

            21.1  Subsidiaries of the Company

            27.1  Financial Data Schedule