Form 10KSB/A
period 1997-12-31
CAPITAL GROWTH HOLDINGS LTD /DE/
filed 1998-04-22
CIK 832324

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            ------------------------

                                   FORM 10-KSB/A

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

         The Company has historically generated revenues primarily from ICG's activities as a placement agent in private financings and as a consultant. The Company's net loss for the fiscal year ended December 31, 1997 of approximately $1.0 million resulted primarily from insufficient placement fees to cover general and administrative expenses and a decline in the value of its portfolio of securities. This was predominantly the result of the decline in the per share bid price of the Company's largest portfolio position, common stock of First American Railways, Inc., from $2.94 at September 30, 1997 to $0.50 at December 31, 1997, approximately an 83% decline. Further, at March 28, 1997, the per share bid price of such common stock declined to $.2813. As of December 31, 1997, the Company had an accumulated deficit of $2.5 million.

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

         The Company has historically generated revenues primarily from ICG's activities as a placement agent in private financings and as a consultant.

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

         The Company, through ICG, currently pays annual salaries to Messrs. Koenig, Hollander, M. Jacobs and Matulich of $175,000, $196,000, $150,000 and $129,600 respectively. Alan L. Jacobs, the Company's and ICG's Executive Vice President, has taken a temporary leave of absence from his full-time employee responsibilities with such entities. Mr. Jacobs continues in such capacities on a part-time basis and as director and therefore continues to be active in new business development. Mr. Jacobs has become Senior Advisor to and is being compensated by First American Railways, Inc., a client of ICG. Mr. Jacobs has not received and will not receive any salary from the Company or ICG while on leave of absence but will receive certain transaction-based compensation in accordance with Company policy as determined by the Company's Board of Directors. Upon completion of his consulting services to First American Railways, Inc. Mr. Jacobs is anticipated to re-join the payroll of ICG. Upon such occurence, Mr. Jacobs' compensation will be determined by the Company. Other than as set forth above, none of the Company's executive officers or directors received any salary or wages or other compensation from the Company during the last three completed fiscal years.

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

                                                                      Amount & Nature of          % of
Name and Address of Beneficial Owner(1)                              Beneficial Ownership        Class(2)
---------------------------------------                              --------------------        --------
Rush & Co.
    Swiss American Securities
    100 Wall Street
    4th Floor
    New York, NY 10005 .............................................   3,586,344(3)(4)(5)         18.09%
Emanuel Arbib ......................................................   3,336,334(4)               16.83%
Ronald B. Koenig ...................................................   3,072,270                  15.49%
Stanley Hollander ..................................................   2,997,270(6)               15.12%
Hollander Family
    Partnership LP. ................................................   2,997,270(6)               15.12%
Alan L. Jacobs .....................................................   2,778,126                  14.01%
Michael S. Jacobs ..................................................     830,333(7)                4.17%
Jay J. Matulich ....................................................     828,333(8)                4.16%
John D. Booth ......................................................     250,000(5)                1.26%
N. Bulent Gultekin .................................................       8,333(9)                 .04%
All current directors and
    officers as a group ............................................  10,764,665(10)              53.74%

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

         Alan L. Jacobs, the Company's and ICG's Executive Vice President, has taken a temporary leave of absence from his full-time employee responsibilities with such entities. Mr. Jacobs continues in such capacitites on a part-time basis and as director and therefore continues to be active in new business development. Mr. Jacobs has become Senior Advisor to and is being compensated by First American Railways, Inc., a client of ICG. During the period between January 1, 1998 and March 31, 1998, Mr. Jacobs was paid $75,000 for such services. Mr. Jacobs has not received and will not receive any salary from the Company or ICG while on leave of absence but will receive certain transaction-based compensation in accordance with Company policy as determined by the Company's Board of Directors. It is anticipated that Mr. Jacobs will re-join the Company and ICG as a full-time employee upon completion of his consulting arrangement with First American Railways, Inc.

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

            27.1  Financial Data Schedule for year ended December 31, 1997

            27.2  Financial Data Schedule for year ended December 31, 1996

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 1998


                                 CAPITAL GROWTH HOLDINGS, LTD.


                                    By: /s/ Michael S. Jacobs
                                       --------------------------------------
                                        Michael S. Jacobs
                                        Senior Vice President

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

            27.1  Financial Data Schedule for the year ended December 31, 1997

            27.2  Financial Data Schedule for the year ended December 31, 1996