Form 10-Q
period 1998-03-31
CAPITAL GROWTH HOLDINGS LTD /DE/
filed 1998-05-18
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998

[_]   Transition report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from ______________ to ______________

                         Commission file no. 33-21443



                         CAPITAL GROWTH HOLDINGS, LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                 06-1489574
--------------------------------------   ---------------------------------------
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

      YES       X                   NO
              ----                     -----

      The number of shares outstanding of each of the issuer's classes of common equity as of April 16, 1998 was as follows: 3,383,496 shares of common stock and 16,431,000 shares of class B common stock.

      Transitional Small Business Disclosure Format (check one):

      YES                           NO   X
         -----                         ------

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The interim financial statements required by this Item are included in this quarterly report on Form 10-QSB immediately following the signature page hereto.


Item 2. Management's Discussion and Analysis.

General

      Capital Growth Holdings, Ltd. ("CGH" or the "Company") is a financial services firm concentrating in investment and merchant banking in the United States and Europe. The Company, through its wholly-owned operating subsidiary, International Capital Growth, Ltd. ("ICG"), provides growth companies with access to capital on an agency or principal basis by using creative financing approaches and tools.

      ICG commenced limited operations in October, 1996 and through December, 1996 was in the development stage. Accordingly, the Company has limited operating history upon which an evaluation of the Company's performance and prospects can be made. ICG's business focus is to act as placement agent in connection with the international private placement of securities of its client companies through a world-wide network of sub-placement agents ("Sub-Placement Agents"). In addition, Capital Growth (Europe) Limited ("CGE"), a London based financial services firm, which is 50% owned by ICG, acts as a sub-placement agent for ICG in Europe and sources European investment banking transactions.

      The Company also conducts merchant banking activities through ICG. In the course of its business activities, ICG encounters investment opportunities that are more appropriate for a direct principal investment due to the nature, size or timing of a subject company's capital requirements. ICG has made direct investments in, and anticipates to continue making direct investments in, such opportunities.

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

      Despite limited experience working together at ICG, management of the Company ("Management") has developed substantial expertise throughout their careers in identifying young companies exhibiting the necessary fundamentals required for their success. From 1989 to 1993, Ronald Koenig, the Company's Chairman of the Board, was a Senior Managing Director and department head of corporate finance at Gruntal & Co., Incorporated, a New York based investment bank founded in 1880 and a member of the New York Stock Exchange. From 1974 to 1985, Mr. Koenig was a Managing Director, and from 1985 to 1989, Chairman of the Board of Ladenburg Thalmann & Co., Inc., a New York based investment bank and member of the New York Stock Exchange since 1876. Stanley Hollander, a Senior Vice President of the Company, was a Managing Director and joint head of corporate finance at Gruntal & Co., Incorporated from 1989 to 1993. From 1985 to 1989 he served as a Managing Director of Investment Banking at Ladenburg Thalmann & Co., Inc. In addition, Management has developed a relationship oriented approach towards both corporate clients and investors, emphasizing communication and a common goal.

      The Company has historically generated revenues primarily from ICG's activities as a placement agent in private financings and as a consultant. The Company's net loss for the fiscal three months ended March 31, 1998 of approximately ($309,135) resulted primarily from insufficient consulting and placement fees to cover general and administrative expenses. This was predominantly the result of the decline in the carrying value of the Company's largest portfolio position, common stock of First American Railways, Inc., from an average cost of $1.06 per share to a $0.50 per share bid price at December 31, 1997, approximately a 53% decline. As of March 31, 1998 the per share bid price was $0.50. As of May 11, 1998, the per share bid price of such common stock had declined to $0.375. As of March 31, 1998, the Company had an accumulated deficit of approximately $3.0 million.

      The Company has taken significant steps to reduce its expenses for the fiscal year 1998 such as eliminating salaried personnel and reducing salaries paid to Management. Over the last six months, the Company has eliminated three full-time employees, thereby reducing the Company's anticipated fiscal year 1998 payroll expenses by $169,583, a 16% reduction. The Company has also reduced the annual base salaries of Management resulting in an additional $100,000 (10%) anticipated reduction in the Company's annual payroll expenses for fiscal year 1998. In addition, in September 1998, the Company anticipates consolidating its Greenwich, Connecticut office into its West Palm Beach, Florida office in an effort to further reduce overhead and increase efficiency.

      The Company believes its current resources will permit the Company to continue operations through May 1999. To continue operations beyond such period, the Company must generate placement income, sell a portion of its portfolio securities and/or raise additional funds through the sale of its equity securities. The Company is currently exploring each of these alternatives. There can be no assurance, however, that the Company will be able to successfully implement any of such alternatives to a degree that will satisfy its liquidity needs for a significant period of time beyond May 1999.

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

Forward Looking Statements

      This report contains certain forward-looking statements which represents the Company's expectation or beliefs, including statements regarding, among other things, (i) the Company's growth strategy or potential, (ii) anticipated trends in the Company's businesses, (iii) the Company's ability to compete with its competitors and (iv) the Company's profitability and projected financial condition. Any statements contained in this Prospectus that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "plan," "believe," "anticipate," "intent," "estimate" or "continue," the negative statements are based upon Management's beliefs at the time they are made as well as assumptions made by Management based upon information available to it. The current assumptions regarding the Company's operations, performance, development and results of its business include (i) the accuracy of estimates of anticipated increases in the Company's expenses due to implementation of the Company's business plan, (ii) the successful completion of securities offerings anticipated to be consummated through ICG, (iii) the maintenance of market conditions affecting the Company's services, and (iv) appropriate regulatory approvals for certain corporate actions. Forward-looking statements are inherently subject to various risks and uncertainties, including those described above, as well as potential changes in economic or regulatory conditions that are largely beyond the Company's control. Should one or more of these risks materialize or changes occur, or should Management's assumptions prove to be incorrect, the Company's actual results may materially vary from those anticipated or projected.


Results of Operations

      The Company has limited operating history upon which an evaluation of its performance and prospects can be made.


 Comparison of Three Months Ended March 31, 1998 to Three Months Ended
                                 March 31, 1997

Net Loss

      The Company's net income for the three months ended March 31, 1998 decreased by $853,463 or 157% to a net loss of ($309,135) from a net income of $544,328 for the three months ended March 31, 1997. This decrease resulted primarily from a reduction in consulting fees and placement fees that failed to cover general and administrative expenses and a decline in the value of its portfolio of securities.

Revenues

      Total revenues decreased by $1,270,961, or 81%, to $284,746 during the three months ended March 31, 1998 as compared to $1,555,507 during the three months ended March 31, 1997. Revenues generated from consulting fees decreased by $222,999 to $51,750 during the three months ended March 31, 1998 as compared to $274,749 during the three months ended March 31, 1997. Revenues generated from the net realized and unrealized loss on marketable and not readily marketable securities decreased by $1,412,793 to a loss of ($200,319) during the three months ended March 31, 1998 as compared to a gain of $1,212,474 during the three months ended March 31, 1997. The decrease is primarily due to the decline in the carrying value of the Company's largest portfolio position, common stock of First American Railways, Inc. Revenues generated from private placement fees which consists of cash and securities earned in private placements in which ICG acts as placement agent increased from $0 during the three months ended March 31, 1997 to $427,074 during the three months ended March 31, 1998. Interest income during the three months ended March 31, 1998 decreased by $22,239 to $6,241 compared to $28,480 for the three months ended March 31, 1997.

Operating Expenses

      Total operating expenses decreased by $176,542, or 23%, to $594,833 during the three months ended March 31, 1998 as compared to $771,375 during the three months ended March 31, 1997. This decrease is due primarily to the significant steps the Company has taken to reduce its expenses for the fiscal year 1998 such as eliminating salaried personnel and reducing salaries paid to Management. Over the last six months, the Company has eliminated three full-time employees, thereby reducing the Company's anticipated fiscal year 1998 payroll expenses by $169,583, a 16% reduction. The Company has also reduced the annual base salaries of Management resulting in an additional $100,000 (10%) anticipated reduction in the Company's annual payroll expenses for fiscal year 1998. General and administrative expenses decreased by $86,379 to $573,881 for the three months ended March 31, 1998 as compared to $660,260 during the three months ended March 31, 1997. The equity in the loss of an unconsolidated affiliate and write-down of advances has decreased by $66,115 from $86,115 for the three months ended March 31, 1997 to $20,000 for the three months ended March 31, 1998.

Liquidity and Capital Resources

      In the March 1997 Share Exchange, the Company effectively "issued" 297,094 shares of Common Stock to its historical shareholders through a reverse stock split in exchange for approximately 98% control of the Company, a publicly held company. The officers of the Company prior to the Share Exchange and officers of ICG determined the number of shares of Common Stock to be issued to the historical shareholders of the Company by negotiation. The value of such issuance was not based on the Company's book value or any established valuation criteria. A primary consideration in determining the number of shares to be issued to the original shareholders was the offering of adequate consideration to gain control by the shareholders of ICG of a publicly held company. See "The Company-Acquisition of International Capital Growth, Ltd."

      In connection with the Share Exchange, the Company issued an aggregate of 2,906 additional shares of Common Stock to certain stockholders and former officers of the Company in exchange for the release by such individuals of obligations owed to them from the Company in the aggregate of $46,343, thereby converting such debt into equity. Such shares were valued at their fair value of $6,539 ($2.25 per share) and the Company, in connection with such issuance, recorded a gain of $39,804.

      Capital for the Company has been provided by the investments made by the initial shareholder group and through private placements of the Company's securities. In March 1997, the Company raised net proceeds of approximately $0.9 million in a private placement of 549,496 shares of its Common Stock.

      To date, the Company has used its capital for merchant banking (securities investments), working capital and general corporate purposes. In addition, in March, 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the

Company's directors, officers and principal shareholders. The loan, which was due on March 26, 1998, carried interest at the rate of 6% per annum and was approved by a majority of disinterested directors of the Company. This loan was repaid on April 9, 1998.

      On July 1, 1997, the Company paid a $.1125 per share dividend to the holders of its Common Stock which dividend totaled $382,332 in the aggregate. The dividend represented payment for the six month period from January 1, 1997 through June 30, 1997 of a two year $.225 annual per share dividend (the "Common Stock Dividend"). One each of September 30, 1997, December 31, 1997 and April 2, 1998, the Company paid a $.05625 per share dividend which in each case totaled $191,165 in the aggregate, representing payment of the Common Stock Dividend for the three month periods from July 1, 1997 through September 30, 1997, from October 1, 1997 through December 31, 1997, and from January 1, 1998 through March 31, 1998, respectively. The balance of the Common stock Dividend is anticipated to be paid on a quarterly basis at a rate of $.05625 per share from June 30, 1998 through December 31, 1998.

      On September 15, 1997, the Company loaned $25,000 to Capital Growth International LLC, an affiliate of the Company. This loan was repaid on October 2, 1997 without interest.

      On October 12, 1997, each share of the Company's 4,001,334 shares of 5% Cumulative Convertible Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), and 1,080,000 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.001 per share (the "Series B Preferred Stock"), converted into shares of Class B Common Stock on a one-for-one basis, at which time the 5% per share annual dividend that had accrued thereon ceased to accrue and became due and payable on October 24, 1997 out of funds legally available therefor. The dividend due and payable to the holders of the Series A Preferred Stock and Series B Preferred Stock is $38,154 in the aggregate. As a result of such conversion and the purchase by the Company of 15,000 shares of Common Stock from a stockholder, the Company has a total of 3,383,496 shares of Common Stock and 16,431,000 shares of Class B Common Stock currently outstanding.

      In the fourth quarter of 1997, the market price of certain of the Company investments in equity securities declined significantly. The securities with a carrying amount of approximately $2,900,000 at September 30, 1997 declined to approximately $850,000 at December 31, 1997. This was predominantly the result of the decline in the per share bid price of the Company's largest portfolio position, common stock of First American Railways, Inc., from an average cost of $1.06 per share to a $0.50 per share bid price at December 31, 1997, approximately a 53% decline. As of March 31, 1997 the per share bid price was $.50. As of May 11, 1998, the per share bid price of such common stock was $0.375.

      During the fiscal year ended December 31, 1997, the Company paid consulting fees of $99,000 to Helix Investments Limited, a stockholder of CGH in connection with the organization of road show presentations in London, England relating to offerings made pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, for which ICG acted as placement agent.

      The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $700,000 and a letter of credit in the amount of $100,000 to secure future rent payments at the Company's London office. The Company believes that its current cash resources will be adequate to satisfy its operations through at least May, 1999. To continue operations beyond such period, the Company must generate placement income, sell a portion of its portfolio securities and/or raise additional funds through the sale of its equity securities. The Company is currently exploring each of these alternatives. There can be no assurance, however, that the Company will be able to successfully implement any of such alternatives to a degree that will satisfy its liquidity needs for a significant period of time beyond May, 1999.

      The Company is currently seeking to increase its capital base by generating revenues from ICG's investment banking activities and through a sale of the Company's equity securities. Further, the Company has taken significant steps to reduce its expenses for the fiscal year 1998 such as eliminating salaried personnel and reducing salaries paid to Management. Over the last six months, the company has eliminated three full-time employees, thereby reducing the Company's anticipated fiscal year 1998 payroll expenses by $169,583, a 16% reduction. The Company has also reduced the annual base salaries of Management resulting in an additional $100,000 (10%) anticipated reduction in the Company's annual payroll expenses for the fiscal year 1998. In addition, in September, 1998, the Company anticipates consolidating its Greenwich, Connecticut office into its West Palm Beach, Florida office in an effort to further reduce overhead and increase efficiency.

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

                                    PART II
                               OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

      On October 12, 1997, all of the Company's 4,001,334 shares of Series A Preferred Stock and 1,080,000 shares of Series B Preferred Stock automatically converted on a one-for-one basis into shares of the Company's Class B Common Stock. Pursuant to the terms of the Certificates of Designation of such preferred stock, the former holders thereof are entitled to cumulative dividends on such shares prior to payment of dividends on any other class of capital stock of the Company. The cumulative dividends on such preferred stock have accrued from October 12, 1996 through October 12, 1997 and were due and payable on a quarterly basis commencing December 31, 1996 and on October 24, 1997, ten business days after the conversion thereof. The aggregate amount of such arrearage owed by the Company to the former holders of such preferred stock is $38,154 as of October 12, 1997 and as of the date hereof.

Item 6.  Exhibits and Reports on Form 8-K.

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


                                    CAPITAL GROWTH HOLDINGS, LTD.



Date:        May 15, 1998             By:
     -----------------------             ----------------------------------

                                         Ronald B. Koenig
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:       May 15, 1998              By:
      ----------------------              ----------------------------------
                                          Michael S. Jacobs
                                          Senior Vice President
                                          (Chief Accounting Officer)

                        CAPITAL GROWTH HOLDINGS, LTD.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S


                                                                              March 31, 1998            December 31, 1997
                                                                              --------------            -----------------
Assets:                                                                 (unaudited)
     Cash and cash equivalents ....................................             $ 573,790                 $  810,659
     Due from broker ..............................................               136,144                    273,131
     Securities owned at market value .............................               391,274                    634,058
     Securities not readily marketable, at fair value .............               721,543                    627,498
     Note receivable and accrued interest from affiliate ..........               209,000                    209,000
     Restricted Cash...................... ........................               102,959                    102,334
     Furniture, fixtures, equipment, and leasehold improvements ...               192,574                    197,503
     Customer List.................................................                70,000                     80,000
     Investment and advance to unconsolidated  affiliate ..........                45,000                     65,000
     Other Assets .................................................                     0                      2,000
                                                                                 --------                   --------
     TOTAL ASSETS .................................................            $2,442,284                 $3,001,183


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses ........................             $ 131,700                 $  179,251
     Dividends payable - preferred stockholders ...................                38,154                     38,154
     Dividends payable - common stockholders ......................               192,036                    191,165
     Deferred revenue .............................................                63,942                     74,038
                                                                                  -------                    -------
     Total Liabilities ............................................               425,832                    482,608


Stockholders' equity:
      Preferred Stock - $.001 par value; 20,000,000 shares
      authorized, none issued .....................................

      Common Stock - $.001 par value, 100,000,000
      shares authorized; 3,398,496 issued. ........................                 3,398                      3,398

      Class B Common Stock - $.001 par value, 25,000,000 shares
      authorized; 16,431,000 shares issued and outstanding ........                16,431                     16,431

Additional Paid in Capital ........................................             5,107,930                  5,107,930
Accumulated Deficit ...............................................            (3,027,707)                (2,525,584)
Subscriptions Receivable ..........................................               (53,600)                   (53,600)
Treasury Stock (15,000 Shares) ....................................               (30,000)                   (30,000)
                                                                                ---------                -----------
     Total stockholders' equity ...................................             2,016,452                  2,518,575
                                                                                ---------                -----------
     T O T A L ....................................................            $2,442,284                 $3,001,183
                                                                                =========                ===========

                               Capital Growth Holdings, Ltd.
                                   Condensed Consolidated
                                  Statements of Operations
                                        (Unaudited)

                                                                      For the Three Months Ended
                                                                      --------------------------
                                                                     March 31, 1998    March 31, 1997
                                                                    --------------    --------------

Revenues:
     Consulting fees                                                  $     51,750     $    274,749
     Private placement fees                                                427,074                0
     Net Realized and Unrealized gain (loss) on marketable
          and not readily marketable securities                           (200,319)       1,212,474
     Gain on debt settlement                                                                 39,804
     Interest income                                                         6,241           28,480
                                                                      ------------     ------------
Total revenue                                                         $    284,746     $  1,555,507
                                                                      ============     ============

Operating expenses
     Commission                                                                  0           25,000
     General and administrative                                            574,833          660,260
     Equity in loss of unconsolidated affiliate                                  0           86,115
     Write-down of Advances to unconsolidated affiliate                     20,000                0
                                                                      ------------     ------------
          Total operating expenses                                         594,833          771,375

Income (loss) before taxes                                            $   (310,087)         784,132

Provision for taxes                                                              0          200,000

Net income (loss)                                                     $   (310,087)    $    584,132
                                                                      ============     ============

Less cumulative preferred dividend of former stockholders                                    (9,131)

Net income (loss) attributable to
Common stockholders                                                   $   (310,087)    $    575,001
                                                                      ============     ============

Basic (loss) income per share                                         $       (.02)    $        .04
                                                                      ============     ============
Diluted (loss) income per share                                       $       (.02)    $        .03
                                                                      ============     ============

Weighted average common shares outstanding - basic
income per share                                                        19,814,496       14,018,824
Effect of potential common shares                                                0        5,714,297
                                                                      ------------     ------------

Weighted average common shares outstanding - diluted
income per share                                                        19,814,496       19,733,121
                                                                      ============     ============

                                CAPITAL GROWTH HOLDINGS, LTD
                            Consolidated Statement of Cash Flows

                                                                                            Three Months         Three Months
                                                                                               Ended                 Ended
                                                                                           March 31, 1998       March 31, 1997
                                                                                           --------------       --------------
Cash flows from operating activities:
     Net income (loss)                                                                         (310,087)             544,328
     Adjustments to reconcile net income (loss) to net cash (used in)
     operating activities:
          Depreciation and amortization                                                          14,929               15,665
          Equity In loss of unconsolidated affiliate and write-down of advances                  20,000               86,115
          Valuation of warrants for consulting                                                                        35,417
          Deferred tax expense                                                                                       200,000
          Gain on debt settlement                                                                                    (39,804)
          Change in unrealized depreciation of securities                                       223,299           (1,172,670)
          Realized gain on securities                                                           (22,980)
          Gain on conversion of debt
          Compensation paid with securities                                                                           25,000
          Receipt of securities in payment of fees                                             (187,500)            (327,250)
          Changes in:
               Due from Broker                                                                  136,987
               Other assets                                                                       2,000              (20,227)
               Accounts payable and accrued expenses                                            (47,551)             408,900
               Deferred revenues                                                                (10,096)             120,000
                                                                                              ---------            ---------

                     Net cash (used in) operating activities                                   (180,999)            (124,526)
                                                                                              ---------            ---------

Cash flows from investing activities:
     Additions to fixed assets                                                                                      (217,280)
     Proceeds from sale of securities                                                           135,970
     Advances to unconsolidated affiliate                                                                           (200,000)
     Investment in securities                                                                                       (550,000)
     Investment in restricted cash                                                                 (675)
                                                                                              ---------            ---------

                     Net cash used in investing activities                                     (135,295)            (967,280)
                                                                                              ---------            ---------

Cash flows from financing activities:
     Proceeds from the issuance of common stock and preferred stock                                                  968,033
     Dividends paid                                                                            (191,165)
     Purchase of treasury stock                                                                                       (5,000)
                                                                                              ---------            ---------


                     Net cash provided by (used) financing                                     (191,165)             963,033
                                                                                              ---------            ---------

Net (decrease) in cash and cash equivalents                                                    (236,869)            (128,773)
Cash at beginning of period                                                                     810,659            3,060,255
                                                                                              ---------            ---------

Cash and cash equivalents at end of period                                                      573,790            2,931,482
                                                                                              =========            =========

                            CAPITAL GROWTH HOLDINGS, LTD.

                            NOTES TO FINANCIAL STATEMENTS

                                    March 31, 1998
                                     (Unaudited)

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

(2)  The Corporation

Capital Growth Holdings, Ltd., formerly Galt Financial Corporation, was incorporated in the State of Colorado on June 15, 1987. On March 14, 1997, CGH, an inactive company, acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG") (a company formed in February 1996), a Delaware corporation and member of the National Association of Securities Dealers, Inc. The acquisition was consummated through an exchange of shares that resulted in the former ICG shareholders receiving control of CGH (see Note B for further discussion). The transaction has been treated as a recapitalization. In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by CGH in the transaction while ICG's historical accumulated deficit was carried forward. The operations reflect those of ICG from inception. Through December 31, 1996 the Company had been in the development stage and had conducted no revenue producing activities. During the first quarter of 1997 the Company ceased being in the development stage. The Company is developing a financial services firm to pursue business opportunities in the United States and the United Kingdom. In June 1997, after the recapitalization, CGH, a Colorado corporation, was merged into a Delaware corporation, Capital Growth Holdings, Ltd. This transaction resulted in the exchange of no par shares for $.001 per value shares.

(3)  Acquisition

As discussed in Note 2 above, the Company acquired 100% of the outstanding capital stock of ICG in a reverse acquisition consummated through a share exchange transaction (the "Share Exchange"). The transaction is a recapitalization for accounting purposes. In accordance with the Share Exchange, the Company issued 18,980,000 shares of its capital stock and 1,625,000 redeemable warrants to the shareholders of ICG in exchange for the outstanding common and convertible preferred shares and warrants of ICG. In addition, warrants to obtain 250,000 shares of Class B common stock issued by ICG to a consultant were exchanged.

The 18,980,000 shares of capital stock of the Company that were issued in the Share Exchange consisted of (1) 2,549,000 shares of common stock, (b) 11,349,666 shares of Class B common stock, (c) 4,001,334 shares of 5% cumulative convertible Series A preferred stock and (d) 1,080,000 shares of 5% cumulative convertible Series B preferred stock. The warrants consist of 1,625,000 redeemable warrants, each exercisable to purchase one share of common stock at $4.00 per share (subject to adjustment) at any time until October 1999 and 250,000 redeemable warrants, each exercisable to purchase one share of Class B common stock at $2.00 per share (subject to adjustment) at any time, subject to a vesting schedule, until November 1999. The issuance of warrants exercisable at $2.00 per share will result in a charge to operations based on their fair value over the number of months that such consulting services are provided.

(4)  Principle of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICG. All significant intercompany transactions and balances have been eliminated.

(5)  Valuation of Securities

Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by the management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation. The values of securities owned by the Company can change substantially because of volatility in the price for such securities, changes in the business prospects of the issuer of the securities, specific events influencing the operations of the issuer of the securities, and various other circumstances outside the security issuer's control. Accordingly, the value of the securities could decline so that a loss would be required to be recognized for the total carrying amount of such securities. Related changes in unrealized appreciation or depreciation are reflected in the statement of operations.

Included in Securities owned at Market value and securities not readily marketable are the common shares of two public companies which constitute a significant portion of the company's total assets. The companies are subject to the reporting requirements of the U.S. Securities and Exchange Commission.

The carrying amount of such investments at March 31, 1998 are as follows:

      First American Railways, Inc.                               $388,465
      World's Inc.                                                 415,000

(6)  Dividend

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

(7)  Revenue Recognition

Consulting fees and private placement fees are recorded when earned. In addition, the Company earns fees in the form of securities. These securities are valued at market on the date they are earned. Security transactions are recorded on a trade date basis.

(8)  Investment in and Advances to an Unconsolidated Affiliate

The Company has a 50% equity interest in an unconsolidated affiliate Capital Growth (Europe) Limited ("CGE"). The investment is recorded using the equity method of accounting. The Company reviews the investment and advances for impairment whenever events or changes in circumstances indicates that the carrying amount of its investment or advances may not be recoverable. A loss in value of the investment or advances is recorded if it is believed that such loss is other than a temporary decline.

(9)  Net Income (Loss) Per Share of Common Stock

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. The effects of potential Common Shares such as warrants, options and Convertible Preferred Stock have not been included as effect would be antidilutive.

(10)  Preferred Stock

The former holders of Series A and B preferred stock were entitled to a preferential cumulative dividend equal to $38,154 in the aggregate, which accrued from October 12, 1996 through October 21, 1997.

(11)  Related Party Transactions

Capital Growth International LLC ("CGI"), a company, owned by certain of the ICG directors, utilizes space at the Company's offices without remuneration. Such space was not considered significant for the three months ended March 31, 1998 and March 31, 1997.

In March 1997, an aggregate of $46,343 of notes and accrued interest due to stockholders and former officers were exchanged for 2,906 shares of common stock. The shares were valued at their fair value of $6,539 ($2.25 per share) and again of $39,804 was recorded.

In March 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's directors, officers and principal shareholders. The loan, which was due on March 26, 1998, carried interest at the rate of 6% per annum and was approved by a majority of disinterested directors of the Company. This loan was repaid on April 9, 1998.

(12)  Net Capital Requirements

ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 of aggregate indebtedness or $5,000. At March 31, 1998 ICG had net capital of $823,529.30 which was $814,148.48 in excess of its required net capital.

(13)  Exemption from Rule 15c3-3

ICG is exempt from the reserve requirement of the Securities and Exchange Commission's Rule 15c3-3 pursuant to Section 15c3-3(k)(2)(ii).

(14)  Commitments

The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of CGE. The letter of credit is secured by a money market account.

(15)  Recently issued accounting pronouncements

The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." The above pronouncements did not have a significant effect on the information presented in the financial statements.

(16)  Income Taxes

The company estimates at end of each interim period the effective rate to be applicable for the full fiscal year. The rate so determined is used to provide for its tax provision for the three months ended March 31, 1998 and March 31, 1997.

(17)  Restatement

The Company has restated the statement of operations for the three months ended March 31, 1997 to reflect its security portfolio at market value without provision for discounts at March 31, 1997.

                                 EXHIBIT INDEX

            Exhibit No. Description
            ----------- -----------


            11          Computation of Per Share Earnings

            27          Financial Data Schedule