Form 10KSB/A
period 1997-12-31
CAPITAL GROWTH HOLDINGS LTD /DE/
filed 1998-06-29
CIK 832324

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

                                     PART I

Item 1.  Description of Business.

General


         Capital Growth Holdings, Ltd. ("CGH" or the "Company") is a financial services firm concentrating in investment and merchant banking in the United States and Europe. The Company, through its wholly-owned investment banking subsidiary, International Capital Growth, Ltd. , a Delaware corporation ("ICG"), provides growth companies with access to needed capital on an agency or principal basis by using creative financing approaches and tools.

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


         The Company has historically generated revenues primarily from ICG's activities as a placement agent in private financings and as a consultant. The Company's net loss for the fiscal year ended December 31, 1997 of approximately $1.0 million resulted primarily from insufficient placement fees to cover general and administrative expenses and a decline in the value of its portfolio of securities. This decline was predominantly the result of the decline in the per share bid price of the common stock of First American Railways, Inc., from an average cost of $1.06 per share to a $0.50 per share bid price at December 31, 1997, approximately a 53% decline. Further, at March 28, 1997, the per share bid price of such common stock declined to $.2813. As of December 31, 1997, the Company had an accumulated deficit of $2.5 million.

         The Company has taken significant steps to reduce its expenses for the fiscal year 1998 such as eliminating salaried personnel and reducing salaries paid to management. As of MArch 31, 1998, the Company has eliminated three full-time employees, thereby reducing the Company's anticipated fiscal year 1998 payroll expenses by $169,583, a 16% reduction. The Company has also reduced the annual base salaries of Management resulting in an additional $100,000 (10%) anticipated reduction in the Company's annual payroll expenses for the fiscal year 1998. In addition, in September 1998, the Company anticipates consolidating its Greenwich, Connecticut office into its West Palm Beach, Florida office in an effort to further reduce overhead and increase efficiency.

         The Company believes its current resources will permit the Company to continue operations through at least March 1999. To continue operations beyond such period, the Company must generate placement income, sell a portion of its portfolio securities and/or raise additional funds through the sale of its equity securities. The Company is currently exploring each of these alternatives. There can be no assurance, however, that the Company will be able to successfully implement any of such alternatives to a degree that will satisfy its liquidity needs for a significant period of time beyond twelve months. The Company currently has no outside commitments for additional sources of liquidity.


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

         In June, 1997, and in January and February, 1998, ICG, acting as placement agent, raised funds in two private placements, of convertible debentures and equity securities, for a publicly-held company. Further, in November and December, 1997, the Company raised funds in a private placement of equity securities for a privately-held company.

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

         The Company believes there are substantial synergies between ICG and CGE. Management believes that by applying its U.S. investment banking expertise to the United Kingdom and European fiancial markets, it will benefit by diversifying its efforts and widening the regions from which its potential investment banking transactions may be generated. Further, ICG will seek to capitalize upon the synergies in terms of personnel and knowledge of products, industry and markets between the United States and the United Kingdom corporate financing activities.


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

Employees


      As of March 15, 1998, the Company, including ICG, but not including CGE, had a total of seven full-time employees and one part-time employee. None of the Company's employees are represented by a union and the Company has not experienced any work stoppages. The Company believes its relations with its employees is satisfactory.


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

Item 4.  Submission of Matters to a Vote of Securityholders.

         None.

                                     PART II

5. Market for Common Equity and Related Stockholder Matters.

      Market Information


         The Company's common stock ("Common Stock"), is currently quoted on the OTC Bulletin Board under the symbol "CGHL". There is currently no public trading market for the Company's Class B common stock ("Class B Common Stock"). The table set forth below presents the high and low bid prices of the Common Stock for the period indicated based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions. Further, for the period from June 6, 1997 through July 8, 1997, traditional high and low quotes could not be determined as during such time there was only one market maker for the Common Stock. Prior to June 6, 1997, there was no trading market for the Common Stock.


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

      On October 12, 1997, each share of the Company's 4,001,334 shares of 5% Cumulative Convertible Series A Preferred Stock and 1,080,000 shares of 5% Cumulative Convertible Series B Preferred Stock converted into one share of Class B Common Stock. Pursuant to the terms of the Certificates of Designation of such preferred stock, the holders thereof are entitled to 5% per share annual cumulative dividends prior to payment of dividends on any other class of capital stock of the Company. The cumulative dividends on such preferred stock have accrued unpaid since October 12, 1996 and were payable on a quarterly basis commencing December 31, 1996 and on October 24, 1997, ten business days after the conversion thereof. The aggregate amount of such arrearage owed by the Company to the former holders of such preferred stock as of October 12, 1997 is approximately $38,154.


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

         The Company believes that its current resources will permit the Company to continue operations through at least March 1999. To continue operations beyond such period, the Company must generate placement income, sell a portion of its portfolio securities and/or raise additional funds through the sale of its equity securities. The Company is currently exploring each of these alternatives. There can be no assurance, however, that the Company will be able to successfully implement any of such alternatives to a degree that will satisfy its liquidity needs for a significant period of time beyond twelve months. The Company currently has no outside commitments for additional sources of liquidity.

         This report contains certain "forward-looking statements" which represent the Company's expectation or beliefs, including statements regarding, among other things, (i) the Company's growth strategy or potential, (ii) anticipated trends in the Company's businesses, (iii) the Company's ability to compete with its competitors and (iv) the Company's profitability and projected financial condition. Any statements contained in this Prospectus that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "plan," "believe," "anticipate," "intent," "estimate" or "continue," the negative statements are based upon Management's beliefs at the time they are made as well as assumptions made by Management based upon information available to it. The current assumptions regarding the Company's operations, performance, development and results of its business include (i) the accuracy of estimates of anticipated increases in the Company's expenses due to implementation of the Company's business plan, (ii) the successful completion of securities offerings anticipated to be consummated through ICG, (iii) the maintenance of market conditions affecting the Company's services, and (iv) appropriate regulatory approvals for certain corporate actions. Forward-looking statements are inherently subject to various risks and uncertainties, including those described above, as well as potential changes in economic or regulatory conditions that are largely beyond the Company's control. Should one or more of these risks materialize or changes occur, or should Management's assumptions prove to be incorrect, the Company's actual results may materially vary from those anticipated or projected.

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


      Operating Expenses. Operating expenses for the fiscal year ended December 31, 1997 were $4,429,939, consisting of commissions of $859,844, insurance expenses of $276,153, rent expenses of $259,295, travel and entertainment expenses of $291,059, professional expenses in the United States of $238,763, professional expenses in the United Kingdom of $96,342, and other general and administrative expenses of $2,287,368, approximately 59% of which consisted of management and employee salaries, and the recognition of the equity in the net loss of the Company's unconsolidated subsidiary Capital Growth Europe, Limited of $121,115.


      Net Loss. As a result of the foregoing, the Company had a net loss of $1,001,885 for the fiscal year ended December 31, 1997.


Liquidity and Capital Resources


         In the March 1997 Share Exchange, the Company effectively "issued" to the historical shareholders of the Company 297,094 shares of Common Stock in a reverse stock split in exchange for approximately 98% control of the Company, a publicly held company. As a result of the Share Exchange, ICG's shareholders gained control of the Company and ICG became the wholly owned subsidiary of the Company. Management of ICG chose to effect this reverse merger and thereby create a publicly-held holding company for ICG as Management believed it would be less expensive and less time-consuming than effecting an underwritten public offering of ICG's or a holding company's securities. Further, a reverse merger eliminates the risk associated with an initial public offering (IPO). Many companies invest a substantial amount of time and capital during the IPO process and are not able to effectuate a successful transaction as a result of market conditions or poor performance of the Underwriter. Management thus believed that a reverse merger was a better approach than an IPO as a result of the reduced cost, risk and time. The officers of the Company prior to the Share Exchange and officers of ICG determined the number of shares of Common Stock to be issued to the historical shareholders of the Company by negotiation. The value of such issuance was not based on the Company's book value or any established valuation criteria. A primary consideration in determining the number of shares to be issued to the original shareholders was the offering of adequate consideration to gain control by the shareholders of ICG of a publicly held company. See "The Company--Acquisition of International Capital Growth, Ltd."

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


         On October 12, 1997, each share of the Company's 4,001,334 shares of Series A Preferred Stock and 1,080,000 shares of Series B Preferred Stock converted into shares of Class B Common Stock on a one-for-one basis, at which time the 5% per share annual dividend that had accrued thereon ceased to accrue and became due and payable on October 24, 1997 out of funds legally available therefor. The dividend due and payable to the holders of the Series A Preferred Stock and Series B Preferred Stock is $38,154 in the aggregate. As a result of such conversion, and the purchase by the Company of 15,000 shares of Common Stock from a stockholder, the Company has a total of 3,398,496 shares of Common Stock and 16,431,000 shares of Class B Common Stock currently outstanding.

         In the fourth quarter of 1997, the market price of certain of the Company investments in equity securities declined significantly. The securities with a carrying amount of approximately $2,900,000 at September 30, 1997 declined to approximately $850,000 at December 31, 1997. This was predominantly the result of the decline in the per share bid price of the Company's common stock of First American Railways, Inc., from an average cost of $1.06 per share to a $0.50 per share bid price at December 31, 1997, approximately a 53% decline. As of March 31, 1998, the per share bid price of such common stock was $0.50.

         During the fiscal year ended December 31, 1997, the Company paid consulting fees of $99,000 to Helix Investments Limited, a stockholder of CGH in connection with the organizing of road show presentations in London, England relating to offerings made pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, for which ICG acted as placement agent.

         The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $700,000 and a letter of credit in the amount of $100,000 to secure future rent payments at the Company's London office. The Company believes that its current cash resources will be adequate to satisfy its operations through at least March 1999. To continue operations beyond such period, the Company must generate placement income, sell a portion of its portfolio securities and/or raise additional funds through the sale of its equity securities. The Company is currently exploring each of these alternatives. There can be no assurance, however, that the Company will be able to successfully implement any of such alternatives to a degree that will satisfy its liquidity needs for a significant period of time beyond March 1999. The Company currently has no outside commitments for additional sources of liquidity.

         The Company is currently seeking to increase its capital base by generating revenues from ICG's investment banking activities and through a sale of the Company's equity securities. Further, the Company has taken significant steps to reduce its expenses for the fiscal year 1998 such as eliminating salaried personnel and reducing salaries paid to Management. As of March 31, 1998, the Company has eliminated three full-time employees, thereby reducing the Company's anticipated fiscal year 1998 payroll expenses by $169,583, a 16% reduction. The Company has also reduced the annual base salaries of Management resulting in an additional $100,000 (10%) anticipated reduction in the Company's annual payroll expenses for the fiscal year 1998. In addition, in September, 1998, the Company anticipates consolidating its Greenwich, Connecticut office into its West Palm Beach, Florida office in an effort to further reduce overhead and increase efficiency.


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Identification of Directors and Executive Officers


Name                   Age      Position(s)
----                   ---      -----------
Ronald B. Koenig(1)     64      Chairman of the Board of Directors, President
                                and Chief Executive Officer
Alan L. Jacobs(1)(2)    56      Executive Vice President and Director
Stanley Hollander(3)    60      Senior Vice President and Director
Michael S. Jacobs       33      Senior Vice President, Secretary and Treasurer
Jay J. Matulich(4)      42      Senior Vice President
John D. Booth           39      Director
N. Bulent Gultekin      50      Director


--------------------
(1) Ronald B. Koenig and Alan L. Jacobs are also Directors of Emerging Growth Acquisition Corporation I, a publicly-held company.

(2) Alan L. Jacobs has taken a temporary leave of absence from his full-time responsibilities as an officer of the Company and ICG. Mr. Jacobs continues in such capacities on a part-time basis, spending approximately 10% of his business time on such responsibilities, and as a Director. See "Certain Transactions."
(3) Stanley Hollander is also a Director of Capital Media Group, Ltd. and Emerging Growth Acquisition Corporation I, each a publicly-held company.
(4) Jay J. Matulich is also a Director of Waste Systems International, Inc., a publicly-held company.


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

         The Company, through ICG, currently pays annual salaries to Messrs. Koenig, Hollander, M. Jacobs and Matulich of $200,000, $196,000, $150,000 and $129,600 respectively. Alan L. Jacobs, the Company's and ICG's Executive Vice President, has taken a temporary leave of absence from his full-time employee responsibilities with such entities. Mr. Jacobs continues in such capacities on a part-time basis and as director and therefore continues to be active in new business development. Mr. Jacobs has become Senior Advisor to and is being compensated by First American Railways, Inc., a client of ICG. Mr. Jacobs has not received and will not receive any salary from the Company or ICG while on leave of absence but will receive, during such time, 25% of the net profit on any financing transaction introduced by Mr. Jacobs. It is anticipated that Mr. Jacobs will rejoin the Company and ICG as a full-time employee in three to six months. Upon such occurence, Mr. Jacobs' compensation will be determined by the Company. Other than as set forth above, none of the Company's executive officers or directors received any salary or wages or other compensation from the Company during the last three completed fiscal years.

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


         The Stock Option Plan is anticipated to be administered by Mr. Bulent Gultekin, an outside director of the Company. Upon the election of an additional outside director, such person would be asked to join a committee with Mr. Gultekin to administer the Stock Option Plan. Mr. Gultekin is, and upon such appointment, the committee would be generally empowered to interpret the Stock Option Plan; to prescribe rules and regulations relating thereto; to determine the terms of the option agreements; to amend the option agreements with the consent of the optionee; to determine the key employees and directors to whom options are to be granted; and to determine the number of shares subject to each option and the exercise price thereof. The per share exercise price of options granted under the Stock Option Plan will be not less than 100% (110% for ISOs if the optionee owns more than 10% of the Class B Common Stock) of the fair market value per share of Class B Common Stock on the date the options are granted.


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

                                                                      Amount & Nature of          % of
Name and Address of Beneficial Owner(1)                              Beneficial Ownership        Class(2)
---------------------------------------                              --------------------        --------
Rush & Co.
    Swiss American Securities
    100 Wall Street
    4th Floor
    New York, NY 10005 .............................................   3,586,344(3)(4)(5)           .09%
Emanuel Arbib ......................................................   3,336,334(4)               16.83%
Ronald B. Koenig ...................................................   3,072,270                  15.49%
Stanley Hollander ..................................................   2,997,270(6)               15.12%
Hollander Family
    Partnership LP. ................................................   2,997,270(6)               15.12%
Alan L. Jacobs .....................................................   2,778,126                  14.01%
Michael S. Jacobs ..................................................     830,333(7)                4.17%
Jay J. Matulich ....................................................     828,333(8)                4.16%
John D. Booth ......................................................     250,000(5)                1.26%
N. Bulent Gultekin .................................................       8,333(9)                 .04%
All current directors and
    officers as a group ............................................  10,764,665(10)              53.74%

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

         On March 26, 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's Directors. The Note, which was due on March 26, 1998 and carried interest at the rate of 6% per annum. Such Note, when issued, was approved by a majority of the independent members of the Board of Directors of the Company. The Company has extended this note for approximately 90 days, subject to approval by the Company's independent directors.


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


         The Company, ICG and CGI share the use of approximately 325 square feet of office space at 4 Hill Street, London, England W1X 7FU, consisting of one separate office for use by the Company and ICG pursuant to a sub-lease held by CGI expiring in October 2111 for monthly rent of $2,467.50 payable by ICG. The lease on the premises is held by an entity that may be deemed to be beneficially owned by Emanuel Arbib, a principal shareholder and former director of the Company.


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


         During the fiscal year ended December 31, 1997, the Company paid consulting fees of $99,000 to Helix Investments, Limited, a stockholder of CGH in connection with the organization of road show presentations in London, England relating to an offering made pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, for which ICG acted as placement agent.

         Alan L. Jacobs, the Company's and ICG's Executive Vice President, has taken a temporary leave of absence from his full-time employee responsibilities with such entities. Mr. Jacobs continues in such capacitites on a part-time basis and as director and therefore continues to be active in new business development. Mr. Jacobs has become Senior Advisor to and is being compensated by First American Railways, Inc., a client of ICG. During the period between January 1, 1998 and March 31, 1998, Mr. Jacobs was paid $75,000 for such services. Mr. Jacobs has not received and will not receive any salary from the Company or ICG while on leave of absence but will receive during such time, 25% of the net profit on any financing transaction generated by Mr. Jacobs. It is anticipated that Mr. Jacobs will re-join the Company and ICG as a full-time employee in three to six months.

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

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 1998



                                 CAPITAL GROWTH HOLDINGS, LTD.


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
                                                                                                        -----------
                                                                                                            482,608
                                                                                                        -----------

Commitments and other matters (Notes H, I, J and K)

STOCKHOLDERS' EQUITY (Notes A, B, E, F and G)
Preferred stock - $.001 par value; 20,000,000 shares authorized, none issued
Common stock - $.001 par value; 100,000,000 shares authorized; 3,398,496 shares
   issued                                                                                                     3,398
Class B common stock - $.001 par value; 25,000,000 shares authorized; 16,431,000
   shares issued                                                                                             16,431
Additional paid-in capital                                                                                5,107,930
Accumulated deficit                                                                                      (2,525,584)
Subscription receivable                                                                                     (53,600)
Treasury stock - at cost (15,000 common shares)                                                             (30,000)
                                                                                                        -----------
                                                                                                          2,518,575
                                                                                                        -----------
                                                                                                        $ 3,001,183
                                                                                                        ===========

See notes to financial statements                                            F-3

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Consolidated Statements of Operations


                                                                                                        February 26,
                                                                                                            1996
                                                                                 Year Ended         (Inception) Through
                                                                                December 31,            December 31,
                                                                                    1997                    1996
Revenue (Notes C[7] and C[10]):
   Consulting fees                                                             $    359,914
   Private placement fees                                                         3,383,137
   Net realized and unrealized loss on marketable and not readily
      marketable securities                                                        (448,971)
   Gain on debt settlement                                                           39,804
   Interest income                                                                   94,170             $     22,033
                                                                               ------------             ------------
                                                                                  3,428,054                   22,033
                                                                               ------------             ------------
Operating expenses:
   Commission                                                                       859,844
   General and administrative                                                     3,448,980                  740,649
   Equity in loss of unconsolidated affiliate                                        86,115
   Write-down of advances to unconsolidated affiliate                                35,000
                                                                               ------------             ------------
                                                                                  4,429,939                  740,649
                                                                               ------------             ------------
Net loss                                                                         (1,001,885)                (718,616)
Less cumulative preferred dividend                                                  (29,624)                  (8,530)
                                                                               ------------             ------------
Net loss attributable to common stockholders                                   $ (1,031,509)            $   (727,146)
                                                                               ============             ============
Basic and diluted loss per common share (Note C[5])                            $       (.07)            $       (.06)
                                                                               ============             ============
Weighted average number of common shares outstanding -
   basic and diluted (Note C[5])                                                 15,655,000               11,613,000
                                                                               ============             ============


See notes to financial statements                                            F-4

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity
(Notes A and B)


                                                                                                Series A
                                                                      Class B                 Convertible
                                        Common Stock               Common Stock                Preferred
                                    --------------------        -------------------       --------------------
                                    Shares        Amount        Shares       Amount       Shares        Amount
                                    ------        ------        ------       ------       ------        ------
Issuance of common stock           2,549,000  $  3,088,260
Issuance of common stock in a
   noncash transaction (Note E[7])                           $    60,000  $  120,000
Issuance of Class B stock                                     11,289,666     214,803
Issuance of Series A                                                                     4,001,334   $  560,187
Issuance of Series B
Net loss
                                 -----------  ------------   -----------  ----------   -----------   ----------


Balance - December 31, 1996        2,549,000     3,088,260    11,349,666     334,803     4,001,334      560,187
Consulting expense attributable
   to warrants (Note F)
Dividends declared
Recapitalization resulting from the
   acquisition of Capital Growth
   Holdings, Ltd. (Note B)           297,094
Issuance of common stock
   (Note E[5])                       549,496       922,075
Collection of subscription
   receivable
Issuance of common stock
   to settle debt (Note H)             2,906         6,539
June, 1997 exchange of shares
   of no par shares for $.001
   par value shares (Note A)                                  (4,013,476)                 (323,453)
Conversion of Series A and B
   preferred stock into Class B
   common stock (Note E[1])                                    5,081,334       5,081    (4,001,334)    (560,187)
Purchase of common stock
   (Note E[6])
Net loss
                                 -----------  ------------   -----------  ----------   -----------   ----------

Balance - December 31, 1997        3,398,496  $      3,398    16,431,000  $   16,431             0   $        0
                                 ===========  ============   ===========  ==========   ===========   ==========



                                         Series B
                                        Convertible
                                         Preferred          Additional                              Treasury Stock
                                    --------------------     Paid-in    Accumulated  Subscription  --------------------
                                    Shares      Amount       Capital      Deficit     Receivable     Shares     Amount     Total
                                 -----------  ----------    ----------- -----------   ----------   ---------  ---------- -----------
Issuance of common stock                                                                                                $ 3,088,260
Issuance of common stock in a
   noncash transaction
   (Note E[7])                                                                                                              120,000
Issuance of Class B stock                                                                                                   214,803
Issuance of Series A                                                                   $ (55,600)                           504,587
Issuance of Series B               1,080,000  $  226,800                                                                    226,800
Net loss                                                                $  (718,616)                                       (718,616)
                                 -----------  ----------                -----------   -----------                       -----------


Balance - December 31, 1996        1,080,000     226,800                   (718,616)     (55,600)                         3,435,834
Consulting expense attributable
   to warrants (Note F)                                   $    35,417                                                        35,417
Dividends declared                                                         (805,083)                                       (805,083)
Recapitalization resulting from
the acquisition of Capital Growth
   Holdings, Ltd. (Note B)                                    (46,322)                                                      (46,322)
Issuance of common stock
   (Note E[5])                                                                                                              922,075
Collection of subscription
   receivable                                                                              2,000                              2,000
Issuance of common stock
   to settle debt (Note H)                                                                                                    6,539
June, 1997 exchange of shares
   of no par shares for $.001
   par value shares (Note A)                                              4,336,929                                               0
Conversion of Series A and B
   preferred stock into Class B
   common stock (Note E[1])       (1,080,000)   (226,800)     781,906                                                             0
Purchase of common stock
   (Note E[6])                                                                                      (15,000)  $ (30,000)    (30,000)
Net loss                                                                 (1,001,885)                                     (1,001,885)
                                 -----------  ----------  -----------   -----------   ----------   --------  ----------   ----------

Balance - December 31, 1997                0  $        0  $ 5,107,930   $(2,525,584)   $ (53,600)   (15,000)  $ (30,000) $ 2,518,575
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

See notes to financial statements                                            F-6

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1997

NOTE A - THE CORPORATION


Capital Growth Holdings, Ltd. (the "Company" or "CGH"), formerly Galt Financial Corporation, was incorporated in the State of Colorado on June 15, 1987. On March 14, 1997, CGH, an inactive company, acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG") (a company formed in February 1996), a Delaware corporation and member of the National Association of Securities Dealers, Inc. The acquisition was consummated through an exchange of shares that resulted in the former ICG shareholders receiving control of CGH (see Note B for further discussion). The transaction has been treated as a recapitalization. In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by CGH in the transaction while ICG's historical accumulated deficit was carried forward. The operations reflect those of ICG from inception. Through December 31, 1996 the Company had been in the development stage and had conducted no revenue producing activities. During the first quarter of 1997 the Company ceased being in the development stage. The Company is developing a financial services firm to pursue business opportunities in the United States and the United Kingdom. In June 1997, after the recapitalization, CGH, a Colorado corporation, was merged into a Delaware corporation, Capital Growth Holdings, Ltd. This transaction resulted in the exchange of no par shares for $.001 par value shares.


The Company has sustained recurring losses and at December 31, 1997 has an accumulated deficit of $2,525,584 which has been funded by equity financing. The Company has implemented certain cost reductions. However, there is no assurance that profitable operations ultimately can be attained or that additional financing will be available to support ongoing operations. The Company believes that its current resources will enable it to meet its current and anticipated obligations on a timely basis through December 31, 1998.


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

[7]   Valuation of securities:

      Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by the management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation. The values of securities owned by the Company can change substantially because of volatility in the price for such securities, changes in the business prospects of the issuer of the securities, specific events influencing the operations of the issuer of the securities, and varous other circumstances outside the security issuer's control. Accordingly, the value of the securities could decline so that a loss would be required to be recognized for the total carrying amount of such securities. Related changes in unrealized appreciation or depreciation are reflected in the statement of operations.


      Included in securities owned at market value and securities not readily marketable are the common shares of two public companies which constitute a significant portion of the Company's total assets. These companies are subject to the reporting requirements of the U.S. Securities and Exchange Commission.

      The carrying amount of such investments are as follows:

      First American Railways, Inc. .............................       $377,637

      Worlds Inc. ...............................................        415,000

      Unaudited summarized financial information for the aforementioned investments are as follows:

                         First American Railways, Inc.
                                  (unaudited)

Balance Sheet Data:                                            December 31, 1997
                                                               -----------------
Current assets ..................................................    $ 4,564,230
Non-current assets ..............................................     45,985,228
Current liabilities .............................................      7,086,375
Non-current liabilities .........................................     41,831,945

Income Statement Data:

                                           For the Twelve        For the Twelve
                                            Months Ended          Months Ended
                                         December 31, 1997     December 31, 1996
                                         -----------------     -----------------
Revenues ...............................    $  9,895,867                    --
Gross Profit ...........................       3,145,831                    --
Operating Loss .........................      (4,163,180)           (2,150,300)
Net loss ...............................      (6,969,221)           (2,595,762)

                                  Worlds, Inc.
                        (a development stage enterprise)
                                  (unaudited)

Balance Sheet Data:                                            December 31, 1997
                                                               -----------------
Current assets ...............................................        $3,616,542
Non-current assets ...........................................           209,452
Current liabilities ..........................................         1,866,430
Non-current liabilities ......................................         1,968,333

Income Statement Data:

                                                                 For the period
                                                                 April 8, 1997
                                                                 (inception) to
                                                               December 31, 1997
                                                               -----------------
Net revenues .................................................   $     1,420
Gross profit .................................................         1,420
Operating loss before extraordinary item .....................    (6,809,148)
Net loss .....................................................    (6,686,471)

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

CAPITAL GROWTH HOLDINGS, LTD. AND SUBSIDIARY

Notes to Financial Statements
Decemher 31, 1997

NOTE F - WARRANTS


In October 1996 the Company raised $3,250,000 through the sale of units in a private placement. Each unit was sold for $50,000 and consisted of 25,000 shares of common stock and 25,000 redeemable warrants. At December 31, 1997 the Company had 1,612,500 redeemable warrants issued and outstanding. Each redeemable warrant entitles the registered holder to purchase one share of common stock at an initial exercise price of $4.00 per share (subject to adjustment for stock splits, combinations and reclassifications) at any time prior to redemption from October 1996 until October 1999.


In addition, the Company issued 24,984 redeemable warrants to sub-placement agents in connection with the Company's March private placement. Each warrant is exercisable into common stock at a price of $4.00 per share at any time prior to redemption from March 1997 until March 2000.


In addition, the Company agreed to issue 250,000 redeemable warrants in exchange for consulting services to be rendered on behalf of the Company. The consulting warrants vest at the rate of 125,000 per annum on a pro rata basis based upon the number of months that such consulting services are provided to the Company. Consulting services were provided for a 5 month period and therefore 52,083 warrants were issued. Each consulting warrant is exercisable to purchase one share of Class B common stock at an exercise price of $2.00 per share at any time prior to redemption through November 3, 1999. The issuance has resulted in a charge to operations of $35,417 based on the fair value of the warrant ($.68 per warrant). The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 5.92%, dividend yield of 0%, volatility factor of .30 and average expected life of 3 years.


The above warrants may be redeemed by the Company at $.05 per redeemable warrant subject to certain conditions and the closing bid price of the common stock trades at least $6.00 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.


A summary of the Company's warrants and related information for the year ended December 31, 1997 and for the period February 26, 1996 (inception) through December 31, 1996 is as follows:

                                          Year Ended      Weighted      February 26, 1996     Weighted
                                         December 31,      Average          through            Average
                                             1997       Exercise Price  December 31, 1996   Exercise Price
                                         -----------    --------------  -----------------   --------------
Outstanding at beginning of period ....    1,875,000         $3.73                 --

Granted or exchanged ..................    1,899,984         $3.74          1,875,000           $3.73

Expired or exchanged ..................   (2,085,417)        $3.57                 --
                                           ---------                        ---------
Outstanding at end of period ..........    1,689,567         $3.94          1,875,000           $3.73
                                           =========                        =========
Exercisable at end of period ..........    1,689,567         $3.94          1,875,000           $3.73
                                           =========                        =========

Weighted-average remaining months of
  contractual life at year end ........           21                               33



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


A summary of the Company's stock option activity and related information for the year ended December 31, 1997 and for the period February 26, 1996 (inception) through December 31, 1996 is as follows:



                                       Year Ended   February 26, 1996
                                      December 31,       through        Exercise
                                          1997      December 31, 1996    Price
                                      -----------   -----------------   --------

Outstanding at beginning of period ... 660,000             --            $2.00
Granted or exchanged ................. 635,000          660,000          $2.00
Expired or exchanged .................(660,000)            --            $2.00
                                       -------          -------
Outstanding at end of period ......... 635,000          660,000          $2.00
                                       =======          =======
Exercisable at end of period ......... 211,667             --            $2.00
                                       =======          =======
Weighted-average remaining
  contractual life at year end .......    8.89             9.89


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


In March 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's directors. The transaction was approved by the independent members of the Board of Directors. The loan is due on March 26, 1998 and bears interest at 6% per annum. At December 31, 1997, $9,000 of interest was accrued on the loan. On March 26, 1998 the note was extended for 90 days.


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