Form 10-Q/A
period 1998-03-31
CAPITAL GROWTH HOLDINGS LTD /DE/
filed 1998-06-29
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                  FORM 10-QSB/A


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


      ICG commenced formal operations in October, 1996 and through December, 1996 was in the development stage. Accordingly, the Company has limited operating history upon which an evaluation of the Company's performance and prospects can be made. ICG's business focus is to act as placement agent in connection with the international private placement of securities of its client companies through a world-wide network of sub-placement agents ("Sub-Placement Agents"). In addition, Capital Growth (Europe) Limited ("CGE"), a London based financial services firm, which is 50% owned by ICG, acts as a Sub-Placement Agent for ICG in Europe and sources European investment banking transactions.


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

      The Company has historically generated revenues primarily from ICG's activities as a placement agent in private financings and as a consultant. The Company's net loss for the fiscal three months ended March 31, 1998 of approximately ($309,135) resulted primarily from insufficient consulting and placement fees to cover general and administrative expenses. This decline was predominantly the result of the decline in the carrying value of the common stock of First American Railways, Inc., from an average cost of $1.06 per share to a $0.50 per share bid price at December 31, 1997, approximately a 53% decline. As of March 31, 1998 the per share bid price was $0.50. As of May 11, 1998, the per share bid price of such common stock had declined to $0.375. As of March 31, 1998, the Company had an accumulated deficit of approximately $3.0 million.


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


Results of Operations

      The Company had limited operating history upon which an evaluation of its performance and prospects can be made.


 Comparison of Three Months Ended March 31, 1998 to Three Months Ended
                                 March 31, 1997

Net Loss


      The Company's net income for the three months ended March 31, 1998 decreased by $894,219 or 153% to a net loss of ($310,087) from a net income of $584,132 for the three months ended March 31, 1997. This decrease resulted primarily from a reduction in consulting fees and placement fees that failed to cover general and administrative expenses and a decline in the value of its portfolio of securities.


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

Liquidity and Capital Resources


      In the March 1997 Share Exchange, the Company effectively "issued" 297,094 shares of Common Stock to its historical shareholders through a reverse stock split in exchange for approximately 98% control of the Company, a publicly held company. As a result of the Share Exchange, ICG's shareholders gained control of the Company and ICG became the wholly owned subsidiary of the Company. Management of ICG chose to effect this reverse merger and thereby create a publicly-held holding company for ICG as Management believed it would be less expensive and less time-consuming than effecting an underwritten public offering of ICG's or a holding company's securities. Further, a reverse merger eliminates the risk associated with an initial public offering of ICG's or a holding company's securities. Further, a reverse merger eliminates the risk associated with an initial public offering (IPO). Many companies invest a substantial amount of time and capital during the IPO process and are not able to effectuate a successful transaction as a result of market conditions or poor performance of the Underwriter. Management thus believed that a reverse merger was a better approach than an IPO as a result of the reduced cost, risk and time. The officers of the Company prior to the Share Exchange and officers of ICG determined the number of shares of Common Stock to be issued to the historical shareholders of the Company by negotiation. The value of such issuance was not based on the Company's book value or any established valuation criteria. A primary consideration in determining the number of shares to be issued to the original shareholders was the offering of adequate consideration to gain control by the shareholders of ICG of a publicly held company. See "The Company-Acquisition of International Capital Growth, Ltd."


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


      On October 12, 1997, each share of the Company's 4,001,334 shares of Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), and 1,080,000 shares of Series B Preferred Stock, par value $.001 per share (the "Series B Preferred Stock"), converted into shares of Class B Common Stock on a one-for-one basis, at which time the 5% per share annual dividend that had accrued thereon ceased to accrue and became due and payable on October 24, 1997 out of funds legally available therefor. The dividend due and payable to the holders of the Series A Preferred Stock and Series B Preferred Stock is $38,154 in the aggregate. As a result of such conversion and the purchase by the Company of 15,000 shares of Common Stock from a stockholder, the Company has a total of 3,383,496 shares of Common Stock and 16,431,000 shares of Class B Common Stock currently outstanding.

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


      As of March 28, 1998, the Company's largest holding in its portfolio of securities, First American Railways, Inc., common stock had declined 44% since December 31, 1997. There are no other significant trends affecting the Company's portfolio of securities.


                                    PART II
                               OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.


      On October 12, 1997, each share of the Company's 4,001,334 shares of Series A Preferred Stock and 1,080,000 shares of Series B Preferred Stock automatically converted into one share of the Company's Class B Common Stock. Pursuant to the terms of the Certificates of Designation of such preferred stock, the former holders thereof are entitled to 5% per share annual cumulative dividends prior to payment of dividends on any other class of capital stock of the Company. The cumulative dividends on such preferred stock have accrued unpaid since October 12, 1996 and were payable on a quarterly basis commencing December 31, 1996 and on October 24, 1997, ten business days after the conversion thereof. The aggregate amount of such arrearage owed by the Company to the former holders of such preferred stock is $38,154 as of October 12, 1997 and as of the date hereof.


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




Date:       June 26, 1998             By:
     -----------------------             ----------------------------------
                                         Ronald B. Koenig
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:      June 26, 1998              By:
      ----------------------              ----------------------------------
                                          Michael S. Jacobs
                                          Senior Vice President
                                          (Chief Accounting Officer)

                        CAPITAL GROWTH HOLDINGS, LTD.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S



                                                                              March 31, 1998            December 31, 1997
                                                                              --------------            -----------------
Assets:                                                                 (unaudited)
     Cash and cash equivalents ....................................             $ 573,790                 $  810,659
     Due from broker ..............................................               136,144                    273,131
     Securities owned at market value .............................               391,274                    634,058
     Securities not readily marketable, at fair value .............               721,543                    627,498
     Note receivable and accrued interest from affiliate ..........               209,000                    209,000
     Restricted cash...................... ........................               102,959                    102,334
     Furniture, fixtures, equipment, and leasehold improvements ...               192,574                    197,503
     Customer list.................................................                70,000                     80,000
     Investment in and advance to unconsolidated affiliate.........                45,000                     65,000
     Other assets .................................................                     0                      2,000
                                                                               ----------                 ----------
     TOTAL.........................................................            $2,442,284                 $3,001,183
                                                                               ==========                 ==========




                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses ........................             $ 131,700                 $  179,251
     Dividends payable - preferred stockholders ...................                38,154                     38,154
     Dividends payable - common stockholders ......................               192,036                    191,165
     Deferred revenue .............................................                63,942                     74,038
                                                                               ----------                 ----------
     Total liabilities ............................................               425,832                    482,608
                                                                               ----------                 ----------

Stockholders' equity:
      Preferred Stock - $.001 par value; 20,000,000 shares
      authorized, none issued .....................................

      Common Stock - $.001 par value, 100,000,000
      shares authorized; 3,398,496 issued. ........................                 3,398                      3,398

      Class B Common Stock - $.001 par value, 25,000,000 shares
      authorized; 16,431,000 shares issued ........................                16,431                     16,431

Additional Paid in Capital ........................................             5,107,930                  5,107,930
Accumulated Deficit ...............................................            (3,027,707)                (2,525,584)
Subscriptions Receivable ..........................................               (53,600)                   (53,600)
Treasury Stock (15,000 Shares) ....................................               (30,000)                   (30,000)
                                                                               ----------                 ----------
     Total stockholders' equity ...................................             2,016,452                  2,518,575
                                                                               ----------                 ----------
     T O T A L ....................................................            $2,442,284                 $3,001,183
                                                                               ==========                  =========

                               Capital Growth Holdings, Ltd.
                                   Condensed Consolidated
                                  Statements of Operations
                                        (Unaudited)

                                                                      For the Three Months Ended
                                                                      --------------------------
                                                                     March 31, 1998    March 31, 1997
                                                                    --------------    --------------

Revenues:

     Consulting fees                                                  $     51,750     $    274,749
     Private placement fees                                                427,074                0
     Net Realized and Unrealized gain (loss) on marketable
          and not readily marketable securities                           (200,319)       1,212,474
     Gain on debt settlement                                                                 39,804
     Interest income                                                         6,241           28,480
                                                                      ------------     ------------
Total revenue                                                         $    284,746     $  1,555,507

Operating expenses
     Commission                                                                  0           25,000
     General and administrative                                            574,833          660,260
     Equity in loss of unconsolidated affiliate                                  0           86,115
     Write-down of advances to unconsolidated affiliate                     20,000                0
                                                                      ------------     ------------
          Total operating expenses                                         594,833          771,375

Income (loss) before taxes                                            $   (310,087)         784,132

Provision for taxes                                                              0          200,000
                                                                      ------------     ------------

Income (loss)                                                         $   (310,087)    $    584,132

Less cumulative preferred dividend of former stockholders                                    (9,131)
                                                                      ------------     ------------

Net income (loss) attributable to
Common stockholders                                                   $   (310,087)    $    575,001
                                                                      ============     ============

Basic (loss) income per share                                         $       (.02)    $        .04
                                                                      ============     ============
Diluted (loss) income per share                                       $       (.02)    $        .03
                                                                      ============     ============

Weighted average common shares outstanding - basic
     income per share                                                   19,814,496       14,018,824
Effect of potential common shares                                                0        5,714,297
                                                                      ------------     ------------

Weighted average common shares outstanding - diluted
     income per share                                                   19,814,496       19,733,121
                                                                      ============     ============

                                CAPITAL GROWTH HOLDINGS, LTD
                            Consolidated Statement of Cash Flows

                                                                                               For the Three Months Ended
                                                                                           March 31, 1998       March 31, 1997
                                                                                           --------------       --------------
Cash flows from operating activities:
     Net income (loss)                                                                        $(310,087)            $584,132
     Adjustments to reconcile net income (loss) to net cash (used in)
          operating activities:
          Depreciation and amortization                                                          14,929               15,665
          Equity In loss of unconsolidated affiliate and write-down of advances                  20,000               86,115
          Valuation of warrants for consulting                                                                        35,417
          Deferred tax expense                                                                                       200,000
          Gain on debt settlement                                                                                    (39,804)
          Change in unrealized depreciation of securities                                       223,299           (1,212,474)
          Realized gain on securities                                                           (22,980)
          Gain on conversion of debt
          Compensation paid with securities                                                                           25,000
          Receipt of securities in payment of fees                                             (187,500)            (327,250)
          Changes in:
               Due from Broker                                                                  136,987
               Other assets                                                                       2,000              (20,227)
               Accounts payable and accrued expenses                                            (47,551)             408,900
               Deferred revenues                                                                (10,096)             120,000
                                                                                              ---------            ---------

                     Net cash (used in) operating activities                                   (180,999)            (124,526)
                                                                                              ---------            ---------

Cash flows from investing activities:
     Additions to fixed assets                                                                                      (217,280)
     Proceeds from sale of securities                                                           135,970
     Advances to unconsolidated affiliate                                                                           (200,000)
     Investment in securities                                                                                       (550,000)
     Investment in restricted cash                                                                 (675)
                                                                                              ---------            ---------

                     Net cash used in investing activities                                     (135,295)            (967,280)
                                                                                              ---------            ---------

Cash flows from financing activities:
     Proceeds from the issuance of common stock and preferred stock                                                  968,033
     Dividends paid                                                                            (191,165)
     Purchase of treasury stock                                                                                       (5,000)
                                                                                              ---------            ---------


                     Net cash provided by (used in) financing                                  (191,165)             963,033
                                                                                              ---------            ---------

Net (decrease) in cash and cash equivalents                                                    (236,869)            (128,773)
Cash at beginning of period                                                                     810,659            3,060,255
                                                                                              ---------            ---------

Cash and cash equivalents at end of period                                                      573,790            2,931,482
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

The 18,980,000 shares of capital stock of the Company that were issued in the Share Exchange consisted of (1) 2,549,000 shares of common stock, (b) 11,349,666 shares of Class B common stock, (c) 4,001,334 shares of 5% cumulative convertible Series A preferred stock and (d) 1,080,000 shares of 5% cumulative convertible Series B preferred stock. The warrants consist of 1,625,000 redeemable warrants, each exercisable to purchase one share of common stock at $4.00 per share (subject to adjustment) at any time until October 1999 and 250,000 redeemable warrants, each exercisable to purchase one share of Class B common stock at $2.00 per share (subject to adjustment) at any time, subject to a vesting schedule, until November 1999. The issuance of warrants exerciseable at $2.00 per share will result in a charge to operations based on their fair value over the number of months that such consulting services are provided.


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


Unaudited summarized financial information for the aforementioned investments are as follows:

                         First American Railways, Inc.
                                  (unaudited)

Balance Sheet Data:
                                                            March 31, 1998
                                                            --------------
Current assets ........................................     $ 3,401,436
Non-current assets ....................................      45,334,126
Current liabilities ...................................       7,952,842
Non-current liabilities ...............................      41,670,125

Income Statement Data:
                                             For the Three Months Ended
                                        March 31, 1998      March 31, 1997
                                        --------------      --------------
Revenues ..........................     $   521,310                --
Gross profit (loss) ...............      (2,649,698)               --
Operating loss ....................      (4,014,504)        $(733,785)
Net loss ..........................      (5,201,817)         (823,048)

                                  Worlds, Inc.
                        (a development stage enterprise)
                                  (unaudited)

Balance Sheet Data:
                                                            March 31, 1998
                                                            --------------
Current assets ........................................     $2,868,910
Non-current assets ....................................        155,411
Current liabilities ...................................      1,690,805
Non-current liabilities ...............................      1,937,500

Income Statement Data:                                      For the Three
                                                             Months Ended
                                                            March 31, 1998
                                                            --------------
Net revenues ..........................................     $    4,002
Gross profit ..........................................          1,401
Operating loss before extraordinary item ..............       (778,851)
Net loss ..............................................       (621,715)


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


(9)  Net Income (Loss) per Share of Common Stock

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. The effects of potential Common Shares such as warrants, options and Convertible Preferred Stock have not been included as the effect would be antidilutive.


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

(12)  Net Capital Requirements


ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 of aggregate indebtedness or $5,000. At March 31, 1998 ICG had net capital of $823,529 which was $814,148 in excess of its required net capital.

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


(16)  Income Taxes

The Company estimates at the end of each interim period the effective rate to be applicable for the full fiscal year. The rate so determined is used to provide for its tax provision for the three months ended March 31, 1998 and March 31, 1997.

(17)  Restatement

The Company has restated the condensed consolidated statement of operations for the three months ended March 31, 1997 to reflect its security portfolio at market value without provision for discounts at March 31, 1997.

                                 EXHIBIT INDEX

            Exhibit No. Description
            ----------- -----------


            11          Computation of Per Share Earnings

            27          Financial Data Schedule