Form 10QSB
period 1998-06-30
CAPITAL GROWTH HOLDINGS LTD /DE/
filed 1998-08-19
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended   June 30, 1998

|_|  Transition report under Section 13 or 15(d) of the Exchange Act.

     For the transition period from ______________ to ______________

                          Commission file no. 33-21443

                          CAPITAL GROWTH HOLDINGS, LTD.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

      The number of shares outstanding of each of the issuer's classes of common equity as of July 30, 1998 was as follows: 3,383,496 shares of common stock and 16,431,000 shares of class B common stock.

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

      ICG commenced limited operations in October, 1996 and through December, 1996 was in the development stage. Accordingly, the Company has limited operating history upon which an evaluation of the Company's performance and prospects can be made. ICG's business focus is to act as placement agent in connection with the international private placement of securities of its client companies through a world-wide network of sub-placement agents ("Sub-Placement Agents"). In addition, Capital Growth (Europe) Limited ("CGE"), a London based financial services firm, which was 50% owned by ICG, acts as a sub-placement agent for ICG in Europe and sources European investment banking transactions. On May 19, 1998, ICG sold to John Booth, a director of the Company at the time, ICG's 50% interest in CGE for approximately $4,000, the sale price represented approximately 50% of the value of CGE's cash accounts. Such transaction was approved by a majority of the Company's disinterested directors. As a result of such transaction, the Company has written-off approximately $65,000 as of June 30, 1998, representing ICG's net investment in CGE. John Booth resigned as a director of the Company on June 1, 1998.

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

      The Company is currently exploring creating a Financial Public Relations Internet Web-site. This site would be designed to feature microcap public companies and expose them to the investment community via the World Wide Web. The design and implementation of this site would require additional capital resources. The Company is currently exploring alternatives to raise such capital. There is no assurance however, that this capital will be raised or this plan implemented.

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

      The Company has historically generated revenues primarily from ICG's activities as a placement agent in private financings and as a consultant. The Company's net loss for the six months ended June 30, 1998 of approximately $445,449 resulted primarily from the write-down of its securities portfolio as well as due diligence expenses in connection with an aborted merger and a low level of private placement activity. The write-down of its securities portfolio was predominantly the result of the decline in the carrying value of the common stock of First American Railways, Inc., from an average cost of $1.06 per share to .1875 at June 30, 1998. As of August 13, 1998, the per share bid price of such common stock was $.25. As of June 30, 1998, the Company had an accumulated deficit of approximately $3.3 million.

      The Company has taken significant steps to reduce its expenses for the fiscal year ended December 31, 1998 ("Fiscal 1998") such as eliminating salaried personnel and reducing salaries paid to management. Over the last nine months, the Company has eliminated three full-time employees, thereby reducing the Company's anticipated Fiscal 1998 payroll expenses by $169,583, a 16% reduction. The Company has also reduced the annual base salaries of Management resulting in an additional $100,000 (10%) anticipated reduction in the Company's annual payroll expenses for Fiscal 1998. In addition, in September 1998, the Company anticipates consolidating its Greenwich, Connecticut office into its West Palm Beach, Florida office in an effort to further reduce overhead and increase efficiency.

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

Forward Looking Statements

      This report contains certain forward-looking statements which represent the Company's expectation or beliefs, including statements regarding, among other things, (i) the Company's growth strategy or potential, (ii) anticipated trends in the Company's businesses, (iii) the Company's ability to compete with its competitors and (iv) the Company's profitability and projected financial condition. Any statements contained in this Prospectus that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "plan," "believe," "anticipate," "intent," "estimate" or "continue," the negative statements are based upon management's beliefs at the time they are made as well as assumptions made by management based upon information available to it. The current assumptions regarding the Company's operations, performance, development and results of its business include (i) the accuracy of estimates of anticipated increases in the Company's expenses due to implementation of the Company's business plan, (ii) the successful completion of securities offerings anticipated to be consummated through ICG, (iii) the maintenance of market conditions affecting the Company's services, and (iv) appropriate regulatory approvals for certain corporate actions. Forward-looking statements are inherently subject to various risks and uncertainties, including those described above, as well as potential changes in economic or regulatory conditions that are largely beyond the Company's control. Should one or more of these risks materialize or changes occur, or should management's assumptions prove to be incorrect, the Company's actual results may materially vary from those anticipated or projected.


Results of Operations

      The Company has limited operating history upon which an evaluation of its performance and prospects can be made.

     Comparison of Three Months Ended June 30, 1998
     to Three Months Ended June 30, 1997

Net Loss

      The Company's net income for the three months ended June 30, 1998 decreased by $1,104,740 or 113% to a net loss of ($135,657) from a net income of $969,083 for the three months ended June 30, 1997. This decrease resulted primarily from a reduction in placement fees and from a decline in the value of its portfolio of securities including a decline in the value of its portfolio of securities which had appreciated during the comparable quarter in 1997, together with the due diligence expense the Company incurred in connection with an acquisition which was not consummated.

Revenues

      Total revenues decreased by $2,185,728, or 80%, to $528,309 during the three months ended June 30, 1998 as compared to $2,714,037 during the three months ended June 30, 1997. Revenues generated from consulting fees increased by $173,650 to $185,647 from $11,997 during the comparable quarter in 1997. Revenues generated from the net realized and unrealized loss on marketable and not readily marketable securities decreased by $400,309 to a loss of ($34,355) as compared to a gain of $434,664 during the comparable quarter in 1997. The decrease is primarily due to the decline in the carrying value of the Company's largest portfolio position, common stock of First American Railways, Inc. Revenues generated from private placement fees which consist of cash and securities earned in private placements in which ICG acts as placement agent decreased by $1,871,195 from $2,242,766 during the three months ended June 30, 1997 to $371,571 during the three months ended June 30, 1998. Interest income decreased by $19,164 to $5,446 as compared to $24,610 during the same quarter in 1997.

Operating Expenses

      Total operating expenses decreased by $880,958 or 47%, to $663,996 as compared to $1,544,954 during the comparable quarter in 1997. This decrease is due primarily to the significant steps the Company has taken to reduce its expenses for Fiscal 1998 such as eliminating salaried personnel and reducing salaries paid to Management. A substantial due diligence expense incurred during this quarter kept the expenses higher than expected. Over the last nine months, the Company has eliminated three full-time employees, thereby reducing the Company's anticipated Fiscal 1998 payroll expenses by $169,583, a 16% reduction. The Company has also reduced the annual base salaries of Management resulting in an additional $100,000 (10%) anticipated reduction in the Company's annual payroll expenses for Fiscal 1998. Commission expenses decreased by $698,610 to $15,922 as compared to $714,532 during the comparable quarter in 1997. General and administrative expenses decreased by $223,443 to $606,976 as compared to $830,422 during the comparable quarter in 1997. The equity in the loss of an unconsolidated affiliate and write-down of advances increased by $41,068 from $0 during the three months ended June 30, 1997 to $41,068 for the three months ended June 30, 1998 as a result of the write-off of the Company's investment in CGE.

     Comparison of Six Months Ended June 30, 1998
     to Six Months Ended June 30, 1997

Net Loss

      The Company's net income for the six months ended June 30, 1998 decreased by $1,998,664 or 128% to a net loss of ($445,449) from $1,553,215 during the comparable period in 1997. This decrease resulted primarily from a reduction in placement fees, a due diligence expense the Company incurred in connection with an acquisition which was not consummated, and a loss rather than a gain on the Company's portfolio of securities. During the six months ended June 30, 1997, the Company purchased a portfolio of securities at below market generating a gain of approximately $1.8 million. During the six months ended June 30, 1998 the value of the Company's portfolio of securities declined.

Revenues

      Total revenues decreased by $3,455,949, or 81%, to $813,595 during the six months ended June 30, 1998 from $4,269,544 during the comparable period in 1997. Revenues generated from consulting fees decreased by $48,809 to $237,937 from $286,746 during the comparable period in 1997. Revenues generated from the net realized and unrealized loss on marketable and not readily marketable securities decreased by $1,881,812 to a loss of ($234,674) as compared to a gain of $1,647,138 during the comparable period in 1997. The decrease is primarily due to the decline in the carrying value of the Company's largest portfolio position, common stock of First American Railways, Inc. Revenues generated from private placement fees which consists of cash and securities earned in private placements in which ICG acts as placement agent decreased by $1,444,121 from $2,242,766 during the six months ended June 30, 1997 to $798,645 during the comparable period in 1998. Interest income during the six months ended June 30, 1998 decreased by $41,403 to $11,687 compared to $53,090 for the comparable period in 1997.

Operating Expenses

      Total operating expenses decreased by $1,057,285 or 45%, to $1,259,044 as compared to $2,316,329 during the comparable period of 1997. This decrease is due primarily to the reduction in commission expense and the significant steps the Company has taken to reduce its expenses for Fiscal 1998 such as eliminating salaried personnel and reducing salaries paid to Management. Over the last nine months, the Company has eliminated three full-time employees, thereby reducing the Company's anticipated Fiscal 1998 payroll expenses by $169,583, a 16% reduction. The Company has also reduced the annual base salaries of Management resulting in an additional $100,000 (10%) anticipated reduction in the Company's annual payroll expenses for fiscal year 1998. General and administrative expenses decreased by $308,629 to $1,182,053 as compared to $1,490,682 during the comparable period in 1997. The equity in the loss of an unconsolidated affiliate and write-down of advances has decreased by $25,046 from $86,115 for the six months ended June 30, 1997 to $61,069 for the six months ended June 30, 1998 as a result of the write-off of the Company's investment in CGE.

Liquidity and Capital Resources

      In the Share Exchange, the Company effectively "issued" 297,094 shares of Common Stock to its historical stockholders through a reverse stock split in exchange for approximately 98% control of the Company, a publicly held company. As a result of the Share Exchange, ICG's stockholders gained control of the Company and ICG became the wholly owned subsidiary of the Company. Management of ICG chose to effect this reverse merger and thereby create a publicly-held holding company for ICG as Management believed it would be less expensive and less time-consuming than effecting an underwritten public offering of ICG's or a holding company's securities. Further, a reverse merger eliminates the risk associated with an initial public offering of ICG's or a holding company's securities. Many companies invest a substantial amount of time and capital during the IPO process and are not able to effectuate a successful transaction as a result of market conditions or poor performance of the underwriter. Management thus believed that a reverse merger was a better approach than an IPO as a result of the reduced cost, risk and time. The officers of the Company prior to the Share Exchange and officers of ICG determined the number of shares of Common Stock to be issued to the historical stockholders of the Company by negotiation. The value of such issuance was not based on the Company's book value or any established valuation criteria. A primary consideration in determining the number of shares to be issued to the original stockholders was the offering of adequate consideration to gain control by the stockholders of ICG of a publicly held company. See "General-Acquisition of International Capital Growth, Ltd."

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

      Capital for the Company has been provided by the investments made by the initial stockholder group and through private placements of the Company's securities. In March 1997, the Company raised net proceeds of approximately $900,000 in a private placement of 549,496 shares of its Common Stock.

      To date, the Company has used its capital for merchant banking (securities investments), working capital and general corporate purposes. In addition, in March, 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's directors, officers and principal stockholders. The loan, which was due on March 26, 1998, carried interest at the rate of 6% per annum and was approved by a majority of disinterested directors of the Company. This loan was repaid on April 9, 1998.

      The holders of Common Stock are entitled to receive dividends, as and if declared by the Board of Directors out of funds legally available therefore (the "Common Stock Dividend"). On July 1, 1997, the Company paid a $.1125 per share dividend to the holders of its Common Stock which dividend totaled $382,332 in the aggregate. The dividend represented payment for the six month period from January 1, 1997 through June 30, 1997 of a two year $.225 annual per share dividend. On each of September 30, 1997, December 31, 1997 and April 2, 1998, the Company paid a $.05625 per share dividend which in each case totaled $191,165 in the aggregate, representing payment of the Common Stock Dividend for the three month periods from July 1, 1997 through September 30, 1997, from October 1, 1997 through December 31, 1997, and from January 1, 1998 through March 31, 1998, respectively. The balance of the Common Stock Dividend is anticipated to be paid on a quarterly basis at a rate of $.05625 per share from June 30, 1998 through December 31, 1998. The Company determined not to make the $.05625 per share Common Stock Dividend payment on June 30, 1998 due to the Company's current limited cash resources, although the Company had previously declared such dividend. The Company anticipates offering its stockholders the opportunity to accept Common Stock in lieu of cash as payment for the Common Stock Dividend. There is no assurance, however, that this offer will be accepted. The Company cannot predict at this time when its cash resources will be sufficient in the Company's judgment to resume payment in cash of Common Stock Dividends.

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

      In the fourth quarter of 1997, the market price of certain of the Company investments in equity securities declined significantly. The securities with a carrying amount of approximately $2,900,000 at September 30, 1997 declined to approximately $850,000 at December 31, 1997. This was predominantly the result of the decline in the per share bid price of the Company's common stock of First American Railways, Inc., from an average cost of $1.06 per share to a $0.50 per share bid price at December 31, 1997, approximately a 53% decline. As of March 31, 1997 the per share bid price was $.50. As of August 13, 1998, the per share bid price of such common stock was $.25.

      During the fiscal year ended December 31, 1997, the Company paid consulting fees of $99,000 to Helix Investments Limited, a stockholder of CGH in connection with the organization of road show presentations in London, England relating to offerings made pursuant to Regulation S as promulgated under the Securities Act of 1933, as amended, for which ICG acted as placement agent.

      On May 19, 1998, ICG sold to John Booth, a director of the Company at the time, ICG's 50% interest in CGE for approximately $4,000, the sale price represented approximately 50% of the value of CGE's cash accounts. Such transaction was approved by a majority of the Company's disinterested directors. As a result of such transaction, the Company has written-off approximately $41,000 as of June 30, 1998, representing ICG's net investment in CGE. John Booth resigned as a director of the Company on June 1, 1998.

      On June 5, 1998, the Company entered into a non binding Letter of Intent and advanced $150,000 in connection with the acquisition of mineral deposits in the republic Kazakhstan. The Company's Board of Directors has determined not to pursue the acquisition. $75,000 of the deposit was spent in connection with due diligence on the acquisition.

      In May, 1998, International Capital Growth, Ltd. agreed with an unaffiliated third party (the "Investor") to invest $50,000 in First American Railways, Inc. as a precursor to the Investor's investment. ICG made the investment on May 8, 1998. The Investor failed to make the investment and as a result ICG's $50,000 was returned on July 7, 1998.

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

      The Company is currently seeking to increase its capital base by generating revenues from ICG's investment banking activities and through a sale of the Company's equity securities. Further, the Company has taken significant steps to reduce its expenses for the fiscal year 1998 such as eliminating salaried personnel and reducing salaries paid to Management. Over the last nine months, the Company has eliminated three full-time employees, thereby reducing the Company's anticipated fiscal year 1998 payroll expenses by $169,583, a 16% reduction. The Company has also reduced the annual base salaries of Management resulting in an additional $100,000 (10%) anticipated reduction in the Company's annual payroll expenses for the fiscal year 1998. In addition, in September, 1998, the Company anticipates consolidating its Greenwich, Connecticut office into its West Palm Beach, Florida office in an effort to further reduce overhead and increase efficiency.

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

      As of August 13, 1998, the per share bid price of common stock of First American Railways, Inc. fell to $0.25. There are no other significant trends affecting the Company's portfolio of securities.

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

                          CAPITAL GROWTH HOLDINGS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   A S S E T S

                                                                       June 30, 1998   December 31, 1997
                                                                       -------------   -----------------
Assets:                                                                 (unaudited)
     Cash and cash equivalents ......................................   $   736,708        810,659
     Due from broker ................................................        79,942        273,131
     Securities owned at market value ...............................       143,426        634,058
     Securities not readily marketable, at fair value ...............       666,500        627,498
     Note receivable and accrued interest from affiliate ............             0        209,000
     Restricted cash ................................................       103,572        102,334
     Furniture, fixtures, equipment, and leasehold improvements .....       187,720        197,503
     Customer list ..................................................        60,000         80,000
     Investment in and advance to unconsolidated  affiliate .........             0         65,000
     Other Assets ...................................................       125,000          2,000
                                                                        -----------    -----------
     TOTAL ASSETS ...................................................   $ 2,102,868    $ 3,001,183
                                                                        ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses ..........................   $    76,178    $   179,251
     Dividends payable - preferred stockholders .....................        38,154         38,154
     Dividends payable - common stockholders ........................       192,036        191,165
     Deferred revenue ...............................................        53,846         74,038
                                                                        -----------    -----------
     Total Liabilities ..............................................       360,214        482,608


Stockholders' equity:
           Preferred Stock - $.001 par value; 20,000,000 shares authorized, none issued

           Common Stock - $.001 par value, 100,000,000
           shares authorized; 3,398,496 issued ......................         3,398          3,398

           Class B Common Stock - $.001 par value,  25,000,000 shares
           authorized; 16,431,000 shares issued and outstanding .....        16,431         16,431

Additional Paid in Capital ..........................................     5,107,930      5,107,930

Accumulated Deficit .................................................    (3,355,104)    (2,525,584)
Subscription Receivables ............................................             0        (53,600)
Treasury Stock (15,000 Shares) ......................................       (30,000)       (30,000)
                                                                        -----------    -----------
     Total stockholders' equity .....................................     1,742,655      2,518,575
                                                                        -----------    -----------
     T O T A L ......................................................   $ 2,102,869    $ 3,001,183
                                                                        ===========    ===========

                          Capital Growth Holdings, Ltd.
                             Condensed Consolidated
                            Statements of Operations
                                   (Unaudited)

                                                                For the Three Months Ended            For the Six Months Ended
                                                              June 30, 1998    June 30, 1997       June 30, 1998      June 30, 1997
                                                              ----------        ----------          ----------          ----------
Revenues:
     Consulting fees                                            $185,647            11,997             237,937             286,746
     Private placement fees                                      371,571         2,242,766             798,645           2,242,766
     Net realized and unrealized gain(loss) on marketable
          and not readily marketable securities                  (34,355)          434,664            (234,674)          1,647,138
     Gain debt settlement                                                                0                                  39,804
     Interest income                                               5,446            24,610              11,687              53,090
                                                              ----------        ----------          ----------          ----------
Total revenue                                                   $528,309        $2,714,037             813,595           4,269,544
                                                              ==========        ==========          ==========          ==========


Operating expenses
     Commission                                                   15,922           714,532              15,922             739,532
     General and administrative                                  606,976           830,422           1,182,053           1,490,682
     Equity in loss of unconsolidated affiliate                   41,068                 0              61,069                   0
     Write-down of Advances to unconsolidated affiliate                0                 0                   0              86,115
                                                              ----------        ----------          ----------          ----------
          Total operating expenses                               663,966         1,544,954           1,259,044           2,316,329

Net Income (loss) before taxes                                  (135,657)        1,169,083            (445,449)          1,953,215
                                                              ==========        ==========          ==========          ==========
Provision for taxes                                                    0           200,000                   0             400,000

Net income (loss)                                              $(135,657)         $969,083           $(445,449)         $1,553,215
                                                              ==========        ==========          ==========          ==========

Less cumulative preferred dividend of former                                        (9,131)                                 (9,131)
stockholders

Net income (loss) attributable to
Common stockholders                                           $ (135,657)         $959,952           $(445,449)         $1,544,084
                                                              ==========        ==========          ==========          ==========

Basic (loss) income per share                                     $(0.01)            $0.07             $(0.02)               $0.11
                                                              ==========        ==========          ==========          ==========
Diluted (loss) income per share                                   $(0.01)            $0.05             $(0.02)               $0.08
                                                              ==========        ==========          ==========          ==========

Weighted average common shares outstanding - basic
income per share                                              19,814,496        14,740,662          19,814,496          14,379,851
Effect of Potential Common Stock                                       0         5,218,751                   0           5,168,345
Weighted average common shares outstanding - diluted
income per share                                              19,814,496        19,959,413          19,814,496          19,548,196
                                                              ==========        ==========          ==========          ==========

                          CAPITAL GROWTH HOLDINGS, LTD
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                                       Six  Months              Six Months
                                                                                          Ended                    Ended
                                                                                      June 30, 1998            June 30, 1997
                                                                                       ----------                ----------
Cash flows from operating activities:
     Net income (loss)                                                                   (445,449)                1,553,215
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
           Depreciation and amortization                                                   29,733                    31,394
           Equity In loss of unconsolidated affiliate and write-down of advances           65,000                    86,115
           Valuation of warrants for consulting                                                 0                    35,417
           Deferred tax expense                                                                 0                   400,000
           Gain on debt settlement                                                                                  (39,804)
          Net Realized and unrealized gain (loss) on marketable and                                                       0
              Not readily marketable securities                                            47,174                  (699,252)
          Changes in:
               Due from broker                                                            193,189
               Refundable deposits/short term investments                                (125,000)                        0
               Other assets                                                                 2,000                   (30,943)
               Accounts payable and accrued expenses                                     (103,073)                  (10,000)
               Deferred revenues                                                          (20,192)                  108,750
                                                                                       ----------                ----------
                     Net cash provided by (used in) operating activities                 (356,618)                1,434,892

Cash flows from investing activities:
     Additions to fixed assets                                                                  0                  (220,200)
     Exercise of warrants                                                                 (60,000)                        0
     Proceeds from sale of securities                                                     460,574                         0
     Proceeds from sale of CGE                                                              3,932
     Advances to unconsolidated affiliate                                                       0                  (200,000)
     Investment in securities                                                                   0                (2,285,368)
     Investment in restricted cash                                                         (1,238)                        0

                     Net cash provided by (used in) investing activities                  403,268                (2,705,568)


Cash flows from financing activities:
     Proceeds from the issuance of common stock and preferred stock                             0                   957,948
     Dividends paid                                                                      (383,201)                        0
     Repayment of loan to affiliate                                                       209,000                         0
     Collection of Subscriptions Receivable                                                53,600                         0
     Purchase of treasury stock                                                                 0                   (30,000)
                                                                                       ----------                ----------

                     Net cash provided by (used in) financing activities                 (120,601)                  927,948
                                                                                       ----------                ----------

Net (decrease) in cash and cash equivalents                                               (73,951)                 (342,728)
Cash at beginning of period                                                               810,659                 3,060,255
                                                                                       ----------                ----------

Cash and cash equivalents at end of period                                                736,708                 2,717,527
                                                                                       ==========                ==========

                          CAPITAL GROWTH HOLDINGS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (Unaudited)

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

(2)  The Corporation

Capital Growth Holdings, Ltd., formerly Galt Financial Corporation, was incorporated in the State of Colorado on June 15, 1987. On March 14, 1997, CGH, an inactive company, acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG") (a company formed in February 1996), a Delaware corporation and member of the National Association of Securities Dealers, Inc. The acquisition was consummated through an exchange of shares that resulted in the former ICG shareholders receiving control of CGH (see Note 3 for further discussion). The transaction has been treated as a recapitalization. In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by CGH in the transaction while ICG's historical accumulated deficit was carried forward. The operations reflect those of ICG from inception. Through December 31, 1996 the Company had been in the development stage and had conducted no revenue producing activities. During the first quarter of 1997 the Company ceased being in the development stage. The Company is developing a financial services firm to pursue business opportunities in the United States and the United Kingdom. In June 1997, after the recapitalization, CGH, a Colorado corporation, was merged into a Delaware corporation, Capital Growth Holdings, Ltd. This transaction resulted in the exchange of no par shares for $.001 per value shares.

(3)  Acquisition

As discussed in Note 2 above, the Company acquired 100% of the outstanding capital stock of ICG in a reverse acquisition consummated through a share exchange transaction (the "Share Exchange"). The transaction is a recapitalization for accounting purposes. In accordance with the Share Exchange, the Company issued 18,980,000 shares of its capital stock and 1,625,000 redeemable warrants to the stockholders of ICG in exchange for the outstanding common and convertible preferred shares and warrants of ICG. In addition, warrants to obtain 250,000 shares of Class B common stock issued by ICG to a consultant were exchanged.

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

The carrying amount of such investments at June 30, 1998 are as follows:

           First American Railways, Inc.    $308,797
           World's Inc.                      415,000

Unaudited summarized financial information for the aforementioned investments are as follows:

                          First American Railways, Inc.
                                   (unaudited)

Balance Sheet Data:

                                                       June 30, 1998
                                                       -------------
Current Assets                                         $ 5,190,372
Non-Current Assets                                      15,195,942
Current Liabilities                                      8,506,643
Non-Current Liabilities                                 16,968,680

Income Statement Data:

                                                 For the Three Months Ended
                                                June 30, 1998   June 30, 1997
                                                -------------   -------------
Revenues                                           313,062       2,633,585
Gross Profit (Deficit)                          (1,848,218)      1,447,581
Operating Loss                                  (2,431,794)       (227,063)
Net loss                                        (6,098,800)       (872,909)

                                  Worlds, Inc.
                        (a development stage enterprise)
                                   (unaudited)

Balance Sheet Data:

                                                           June 30, 1998
                                                           -------------
Current Assets                                                 3,453,805
Non-Current Assets                                               115,869
Current Liabilities                                            1,688,608
Non-Current Liabilities                                        1,906,666

Income Statement Data:

                                                           For the Three
                                                            Months Ended
                                                           June 30, 1998
                                                           -------------
Net Revenues                                                      24,342
Gross profit                                                    (617,674)
Operating loss before extraordinary item                        (653,839)
Net loss                                                        (656,339)

(6)  Dividend

In March 1997, the Board of Directors declared annual dividends of $.225 per share of common stock, for the calendar years ended 1997 and 1998, accruing as of January 1, 1997 payable commencing June 30, 1997 and on a quarterly basis thereafter. The Common Stock Dividend will be paid after payment of any dividends due on all classes of stock with priority over common stock (currently Series A and B preferred stock), subject to any operating restrictions. In addition, the Board of Directors determined that any dividend declared on Class B common stock will be subject to a $.20 per share limitation on annual dividends in 1998. The Company has determined not to make the $.05625 per share Common Stock Dividend payment on June 30, 1998 due to the Company's current limited cash resources, although the Company had previously declared such dividend. The Company anticipates offering its stockholders the opportunity to accept common stock in lieu of cash as payment for the

Common Stock Dividend. There is no assurance, however, that this offer will be accepted. The Company cannot predict at this time when its cash resources will be sufficient in the Company's judgment to resume payment in cash of Common Stock Dividends.

(7)  Revenue Recognition

Consulting fees and private placement fees are recorded when earned. In addition, the Company earns fees in the form of securities. These securities are valued at market on the date they are earned. Security transactions are recorded on a trade date basis.

(8)  Investment in and Advances to an Unconsolidated Affiliate

On May 19, 1998, ICG sold to John Booth, a director of the Company at the time, ICG's 50% interest in CGE for approximately $4,000, the sale price represented approximately 50% of the value of CE's cash accounts. Such transaction was approved by a majority of the Company's disinterested directors. As a result of such transaction, the Company has written-off approximately $62,000 as of June 30, 1998, representing ICG's net investment in CGE. John Booth resigned as a director of the Company on June 1, 1998.

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

(11) Related Party Transactions

Capital Growth International LLC ("CGI"), a company owned by certain of the ICG directors, utilizes space at the Company's offices without remuneration. Such space was not considered significant for the six months ended June 30, 1998 and June 30, 1997.

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

(12) Net Capital Requirements

ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 of aggregate indebtedness or $5,000. At June 30, ICG had net capital of $784,894 which was $779,894 in excess of its required net capital.

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

(16) Income Taxes

The Company estimates at the end of each interim period the effective rate to be applicable for the full fiscal year. The rate so determined is used to provide for its tax provision for the three months ended June 30, 1998 and June 30, 1997.

(17) Restatement

The Company has restated the condensed consolidated statement of operations for the three months and six ended June 30, 1997 to reflect its security portfolio at market value without provision for discounts at June 30, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CAPITAL GROWTH HOLDINGS, LTD.



Date:___________________            By:_______________________________________
                                         Ronald B. Koenig
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Dated:___________________           By:_______________________________________
                                         Michael S. Jacobs
                                         Senior Vice President
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

                     Exhibit No.          Description
                     -----------          -----------

                     27        Financial Data Schedule