Form 10QSB
period 1998-09-30
MICROCAP FINANCIAL SERVICES INC
filed 1998-11-23
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended   September 30, 1998

|_|  Transition report under Section 13 or 15(d) of the Exchange Act.

     For the transition period from ______________ to ______________

                          Commission file no. 33-21443

                        MICROCAP FINANCIAL SERVICES, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    06-1489574
--------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           7280 W. Palmetto Park Road, Suite 202, Boca Raton, FL 33433
-------------------------------------------------------------------------------
                  (Address of principal executive offices)    (Zip Code)

                                 (561) 417-8053
                 ----------------------------------------------
                 Issuer's telephone number, including area code

      Capital Growth Holdings, Ltd, 660 Steamboat Road, Greenwich, CT 06830
-------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  X                        NO
            ----                         ----
         The number of shares outstanding of each of the issuer's classes of common equity as of November 16, 1998 was as follows: 18,798,496 shares of common stock and 16,431,000 shares of class B common stock.

         Transitional Small Business Disclosure Format (check one):

         YES                           NO  X
            ----                         ----

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

          The interim financial statements required by this Item are included in this quarterly report on Form 10-QSB immediately following the signature page hereto.

Item 2.  Management's Discussion and Analysis

Overview

         MicroCap Financial Services, Inc., formerly Capital Growth Holdings, Ltd., ("MFSI" or the "Company") provides a variety of financial and information services to the investment community and MicroCap companies.

         Through its operating subsidiary, MicroCap1000.com, Ltd., MFSI provides internet based comprehensive electronic publishing and investor relations services to the MicroCap sector and interested investors as well as maintaining its proprietary MicroCap1000 Index, a real time index following the stock performance of 1000 companies with market capitalization between $25 and $400 million.

         The Company's web-site, www.microcap1000.com, is designed to be the "#1 Internet Source of Information for MicroCaps". Electronic publishing products and services include the Index, prices, graphs and charts, financial and business data on Index and other MicroCap companies, original market commentary by well-known analysts and money managers, investor relations sites highlighting selected publicly traded MicroCap company clients and a model MicroCap investment portfolio.

         MFSI is also pursuing the acquisition and development of additional internet based information and communications technologies as well as offering investment banking services to its MicroCap1000 and other MicroCap clients through its wholly-owned subsidiary International Capital Growth, Ltd. ("ICG").

         In order to fund the launch of MicroCap1000, the Company raised $1,947,500 prior to September 30, 1998 and an additional $297,200 since that date. To date, approximately $500,000 of the proceeds of this offering have been used for the organization and initial operations of MicroCap1000. The remainder of the proceeds are being held for additional investment in MicroCap1000 and for working capital for the Company. Additional capital resources may be needed to fund the operation of MicroCap1000 although the Company believes it currently has adequate resources for approximately the next 12 months. The Company is continually exploring alternatives to raise additional capital. There is no assurance however, that any additional capital will be raised.

         The Company's net loss for the nine months ended September 30, 1998 of approximately $1,206,422 resulted primarily from the Company's investment banking activities, which are currently being de-emphasized, including the write-down of its securities portfolio as well as due diligence expenses in connection with an aborted merger as well as a low level of private placement activity. The write-down of its securities portfolio was predominantly the result of the decline in the carrying value of the common stock of First American Railways, Inc., from an average cost of $1.06 per share to $.03 per share at September 30, 1998. As of October 6, 1998, First American Railways, Inc. has filed for liquidation under the bankruptcy code.

Forward Looking Statements

         This report contains certain forward-looking statements which represents the Company's expectation or beliefs, including statements regarding, among other things, (i) the Company's growth strategy or potential, (ii) anticipated trends in the Company's businesses, (iii) the Company's ability to compete with its competitors and (iv) the Company's profitability and projected financial condition. Any statements contained in this Prospectus that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "plan," "believe," "anticipate," "intent," "estimate" or "continue," the negative statements are based upon management's beliefs at the time they are made as well as assumptions made by management based upon information available to it. The current assumptions regarding the Company's operations, performance, development and results of its business include (i) the accuracy of estimates of anticipated increases in the Company's expenses due to implementation of the Company's business plan, (ii) the ability to attract subscribers and investor relations clients to its web site, (iii) the successful completion of securities offerings anticipated to be consummated through ICG, (iv) the maintenance of market conditions affecting the Company's services, and (v) appropriate regulatory approvals for certain corporate actions. Forward-looking statements are inherently subject to various risks and uncertainties, including those described above, as well as potential changes in economic or regulatory conditions that are largely beyond the Company's control. Should one or more of these risks materialize or changes occur, or should management's assumptions prove to be incorrect, the Company's actual results may materially vary from those anticipated or projected.

Results of Operations

         The Company has limited operating history upon which an evaluation of its performance and prospects can be made, particularly in light of the fact that MicroCap1000.com, Ltd. was founded in August, 1998.



             Comparison of Three Months Ended September 30, 1998 to
                      Three Months Ended September 30, 1997

Net Loss

         The Company's net income for the three months ended September 30, 1998 decreased by $897,074 from a net income of $209,583 for the three months ended September 30, 1997 to a net loss of ($687,491) for the three months ended September 30, 1998. This decrease resulted primarily from a reduction in placement fees and from a decline in the value of its portfolio of securities which had appreciated during the comparable quarter in 1997, together with the due diligence expense the Company incurred in connection with an acquisition which was not consummated.

Revenues

         Total revenues decreased by $1,191,050, to ($37,128) during the three months ended September 30, 1998 as compared to $1,153,922 during the three months ended September 30, 1997. Revenues generated from consulting fees increased by $104,130 to $111,630 from $7,500 during the comparable quarter in 1997. Revenues generated from the net realized and unrealized loss on marketable and not readily marketable securities decreased by ($1,238,030) to a loss of ($267,537) as compared to a gain of $866,636 during the comparable quarter in 1997. The decrease is primarily due to the decline in the carrying value of the Company's largest portfolio position, common stock of First American Railways, Inc. Revenues generated from private placement fees which consist of cash and securities earned in private placements in which ICG acts as placement agent decreased by $148,935 from $259,020 during the three months ended September 30, 1997 to $110,085 during the three months ended September 30, 1998. Interest income decreased by $12,072 to $8,694 as compared to $20,766 during the same quarter in 1997.

Operating Expenses

         Total operating expenses decreased by $219,720, to $724,619 as compared to $944,339 during the comparable quarter in 1997. This decrease is due primarily to the significant steps the Company has taken to reduce its expenses for the Fiscal 1998. Commission expenses decreased by $21,746 to $11,486 as compared to $33,232 during the comparable quarter in 1997. General and administrative expenses decreased by $281,263 to $619,844 as compared to $901,107 during the comparable quarter in 1997.

               Comparison of Nine Months Ended September 30, 1998
                     to Nine Months Ended September 30, 1997

Net Loss

         The Company's net income for the nine months ended September 30, 1998 decreased by $2,379,240 to a net loss of ($1,206,422) from a net income of $1,172,818 during the comparable period in 1997. This decrease resulted primarily from a reduction in placement fees and a loss rather than a gain on the Company's portfolio of securities. During the nine months ended September 30, 1997, the Company purchased a portfolio of securities at below market generating a gain of approximately $1.8 million. During the nine months ended September 30, 1998 the value of the Company's portfolio of securities declined dramatically together with a due diligence expense the Company incurred in connection with an acquisition with was not consummated .

Revenues

         Total revenues decreased by $3,647,557, to $775,929 during the nine months ended September 30, 1998 from $4,423,486 during the comparable period in 1997. Revenues generated from consulting fees decreased by $54,762 to $349,028 from $294,266 during the comparable period in 1997. Revenues generated from the net realized and unrealized loss on marketable and not readily marketable securities decreased by $3,015,985 to a loss of ($502,211) as compared to a gain of $2,513,774 during the comparable period in 1997. The decrease is primarily due to the decline in the carrying value of the Company's largest portfolio position, common stock of First American Railways, Inc. Revenues generated from private placement fees which consists of cash and securities earned in private placements in which ICG acts as placement agent decreased by $593,056 from $1,501,786 during the nine months ended September 30, 1997 to $908,730 during the comparable period in 1998. Interest income during the nine months ended September 30, 1998 decreased by $53,474 to $20,382 compared to $73,856 for the comparable period in 1997.

Operating Expenses

         Total operating expenses decreased by $1,268,317, to $1,982,351 as compared to $3,250,668 during the comparable period of 1997. This decrease is due primarily to the reduction in commission expense and the significant steps the Company has taken to reduce its expenses for Fiscal 1998 such as eliminating salaried personnel and reducing salaries paid to Management. General and administrative expenses decreased by $497,914 to $1,893,875 as compared to $2,391,789 during the comparable period in 1997. The equity in the loss of an unconsolidated affiliate and write-down of advances has increased by $61,068 from $0 for the nine months ended September 30, 1997 to $61,068 for the nine months ended September 30, 1998 as a result of the write-off of the Company's investment in CGE.

Year 2000 Compliance

The Company believes the cost of administrating its Year 2000 Compliance program will not have a material adverse impact on future earnings. However, the potential costs and uncertainties associated with any Year 2000 Compliance program will depend on a number of factors, including software, hardware and the nature of the industry in which the Company, its subsidiaries, suppliers and customers operate. In addition, companies must coordinate with other entities with which they electronically interact, such as customers, suppliers, financial institutions, etc. The Company estimates that potential costs will not be significant.

Liquidity and Capital Resources

         Capital for the Company has been provided by the investments made by the initial stockholder group and through private placements of the Company's securities. In March 1997, the Company raised net proceeds of approximately $900,000 in a private placement of 549,496 shares of its Common Stock. In August, 1998 the Company raised net proceeds of approximately $1,945,389 in a private placement of 15,530,000 shares. To date approximately $500,000 of the proceeds of this offering have been used for the organization and initial operations of MicroCap1000.com, Ltd. The remainder of the proceeds are being held for additional investment in MicroCap1000.com, Ltd. and for working capital for the Company. The placement is still ongoing.

         The holders of Common Stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore (the "Common Stock Dividend"). On July 1, 1997, the Company paid a $.1125 per share dividend to the holders of its Common Stock which dividend totaled $382,332 in the aggregate. The dividend represented payment for the six month period from January 1, 1997 through June 30, 1997 of a two year $.225 annual per share dividend. On each of September 30, 1997, December 31, 1997 and April 2, 1998, the Company paid a $.05625 per share dividend which in each case totaled $191,165 in the aggregate, representing payment of the Common Stock Dividend for the three month periods from July 1, 1997 through September 30, 1997, from October 1, 1997 through December 31, 1997, and from January 1, 1998 through March 31, 1998, respectively. The Company determined not to make the $.05625 per share common stock dividend payments due on June 30, 1998 as well as September 30, 1998 to retain capital for operations. The Company does not anticipate making its final declared dividend payment due in cash at December 31, 1998. The Company anticipates offering its stockholders the opportunity to accept common stock in lieu of cash as payment for the Common Stock Dividend. There is no assurance, however, that this offer will be accepted.

         On October 12, 1997, each share of the Company's 4,001,334 shares of Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), and 1,080,000 shares of Series B Preferred Stock, par value $.001 per share (the "Series B Preferred Stock"), converted into shares of Class B Common Stock on a one-for-one basis, at which time the 5% per share annual dividend that had accrued thereon ceased to accrue and became due and payable on October 24, 1997 out of funds legally available therefor. The dividend due and payable to the holders of the Series A Preferred Stock and Series B Preferred Stock is $38,154 in the aggregate. As a result of such conversion and the purchase by the Company of 15,000 shares of Common Stock from a stockholder, the Company has a total of 18,798,496 shares of Common Stock and 16,431,000 shares of Class B Common Stock currently outstanding.

         In the fourth quarter of 1997 and the throughout 1998, the market price of certain of the Company investments in equity securities declined significantly. The securities with a carrying amount of approximately $2,900,000 at September 30, 1997 declined to approximately $530,399 at September 30, 1998. This was predominantly the result of the decline in the per share bid price of the Company's common stock of First American Railways, Inc., from an average cost of $1.06 per share to a $0.03 per share bid price at September 30, 1998. Subsequently, First American Railways, Inc. filed bankruptcy on October 6, 1998. In addition, in an effort to raise funds for operating expenses, the Company sold a portion of its portfolio securities.

         The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $870,000 and a letter of credit in the amount of $100,000 to secure future rent payments at the Company's London office. The Company believes that its current cash resources will be adequate to satisfy its operations through the next twelve months. The company will continue to explore the possibility of generating further income acting as placement agent in private financings.

Variability of Results

         The Company anticipates that its future financial results will vary dramatically. This is the result of the start-up nature of MicroCap1000.com, Ltd. as well as the cyclical nature of the Investment Banking business.

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

         (a)......Exhibits

                  11       Computation of Per Share Earnings
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter for which this report was filed.

                                         MICROCAP FINANCIAL SERVICES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    A S S E T S

                                                             September 30, 1998    December 31, 1997
                                                             ------------------    -----------------
Assets:                                                      (unaudited)
     Cash and cash equivalents ................................       2,339,363             810,659
     Due from broker ..........................................          44,930             273,131
     Securities owned at market value .........................          28,899             634,058
     Securities not readily marketable, at fair value .........         501,500             627,498
     Note receivable and accrued interest from affiliate ......               0             209,000
     Restricted cash ..........................................         104,193             102,334
     Furniture, fixtures, equipment, and leasehold improvements         176,970             197,503
     Customer list ............................................          50,000              80,000
     Investment in and advance to unconsolidated  affiliate ...               0              65,000
     Other Assets .............................................             156               2,000
                                                                     ----------          ----------
    TOTAL ASSETS ..............................................      $3,246,011          $3,001,183


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses....................     $    65,967           $  179,251
     Dividends payable - preferred stockholders...............          38,154               38,154
     Dividends payable - common stockholders..................         384,071              191,165
     Deferred revenue.........................................          23,557               74,038
                                                                   -----------           ----------
     Total Liabilities........................................         511,749              482,608

Stockholders' equity:
         Preferred Stock - $.001 par value; 20,000,000 shares
         authorized, none issued..............................

         Common Stock - $.001 par value, 100,000,000 shares authorized;
         15,580,000 issued; 3,398,496 issued and
         outstanding as of 9/30/98 and 12/31/97 respectively..             18,978             3,398

         Class B Common Stock - $.001 par value,  25,000,000 shares
         authorized; 16,431,000 shares issued and outstanding.             16,431            16,431

Additional Paid in Capital....................................          7,037,739         5,107,930

Accumulated Deficit...........................................        (4,308,886)        (2,525,584)
Subscription Receivables......................................                 0            (53,600)
Treasury Stock (15,000 Shares)................................           (30,000)           (30,000)
                                                                      ----------        -----------
     Total stockholders' equity...............................          2,734,262         2,518,575
                                                                      -----------         ---------
     T O T A L................................................       $  3,246,011      $  3,001,183
                                                                      ===========      ============

                                         MicroCap Financial Services, Inc.
                                              Condensed Consolidated
                                             Statements of Operations
                                                    (Unaudited)

                                                                  For the Three Months Ended        For the Nine Months Ended
                                                                 Sept. 30, 1998   Sept. 30, 1997    Sept. 30, 1998  Sept. 30, 1997
                                                                 --------------   --------------    --------------  --------------
Revenues:
     Consulting fees                                                   $111,630            7,500           349,028         294,266
     Private placement fees                                             110,085          259,020           908,730       1,501,786
     Net realized and unrealized gain(loss) on marketable
          and not readily marketable securities                       (267,537)          866,636         (502,211)       2,513,774
     Gain debt settlement                                                                                                   39,804
     Interest income                                                      8,694           20,766            20,382          73,856
                                                                     ----------       ----------           -------       ---------
Total revenue                                                        $(37,128)        $1,153,922           775,929       4,423,486
                                                                     ----------       ----------           -------       ---------

Operating expenses
     Commission                                                          11,486           33,232            27,408         772,764
     General and administrative                                         713,133          901,107         1,893,875       2,391,789
     Equity in loss of unconsolidated affiliate                               0           10,000            61,068               0
     Write-down of Advances to unconsolidated affiliate                       0                0                 0          86,115
                                                                     ----------       ----------           -------       ---------
          Total operating expenses                                      724,619          944,339         1,982,351       3,250,668

Net Income (loss) before taxes                                        (687,491)          209,583       (1,206,422)       1,172,818

Provision for taxes                                                           0           50,000                 0         300,000

Net income (loss)                                                    $(687,491)         $159,583      $(1,206,422)        $772,818
                                                                    ===========         ========      ============         =======

Less cumulative preferred dividend of former stockholders                                (9,241)                 0         (9,131)

Net income (loss) attributable to
Common stockholders                                                  $(687,491)         $150,342      $(1,206,422)        $763,687
                                                                      =========          =======       ===========         =======

Basic (loss) income per share                                           $(0.01)           $0.003           $(0.02)           $0.05
                                                                         ======           ======           =======           =====
Diluted (loss) income per share                                         $(0.01)           $0.003           $(0.02)           $0.04
                                                                        =======           ======           =======           =====

Weighted average common shares outstanding - basic income
per share                                                            23,142,216       14,740,662        19,814,496      14,464,601
Effect of Potential Common Stock                                              0        5,218,751                 0       5,168,345
Weighted average common shares outstanding - diluted
income per share                                                     23,142,216       19,959,413        19,814,496      19,548,196
                                                                     ----------       ----------        ----------      ----------

                                         MicroCap Financial Services, Inc.
                                       Consolidated Statement of Cash Flows

                                                                                                Nine Months       Nine Months
                                                                                                   Ended             Ended
                                                                                              Sept. 30, 1998     Sept. 30, 1997
                                                                                              --------------     --------------
Cash flows from operating activities:
     Net income (loss)                                                                          (1,206,422)           772,818
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
           Depreciation and amortization                                                             53,888            31,394
           Equity In loss of unconsolidated affiliate and write-down of advances                     65,000            86,115
           Valuation of warrants for consulting                                                           0            35,417
           Deferred tax expense                                                                           0           400,000
           Gain on debt settlement                                                                                   (39,804)
           Gain on Sale of CGE                                                                      (3,932)                 0
           Receipt of securities in payment of fees                                               (187,500)
           Net realized and unrealized gain (loss) on marketable and not                                                    0
                readily marketable securities                                                       502,211         (699,252)
          Changes in:
               Due from broker                                                                      228,201
               Other assets                                                                           1,844          (30,943)
               Accounts payable and accrued expenses                                              (113,284)          (10,000)
               Deferred revenues                                                                   (50,481)           108,750
                                                                                                   --------          --------

                     Net cash (used in) operating activities                                      (710,475)         1,434,892
                                                                                                  ---------         ---------

Cash flows from investing activities:
     Additions to fixed assets                                                                      (3,355)         (220,200)
     Exercise of warrants                                                                          (60,000)                 0
     Proceeds from sale of securities                                                               476,446                 0
     Proceeds from sale of CGE                                                                        3,932
     Advances/repayment to unconsolidated affiliate                                                 209,000         (200,000)
     Investment in securities                                                                             0       (2,285,368)
     Investment in restricted cash                                                                  (1,859)                 0

                     Net cash used in investing activities                                          624,164       (2,705,568)
                                                                                                    -------       -----------


Cash flows from financing activities:
     Proceeds from the issuance of common stock and preferred stock                               1,945,389           957,948
     Dividends paid                                                                               (383,974)                 0
     Collection of Subscriptions Receivable                                                          53,600                 0
     Purchase of treasury stock                                                                           0          (30,000)
                                                                                                  ---------          --------
`
                     Net cash provided by (used in) financing activities                          1,615,015           927,948
                                                                                                  ---------           -------

Net (decrease) in cash and cash equivalents                                                       1,528,704         (342,728)
Cash at beginning of period                                                                         810,659         3,060,255
                                                                                                    -------         ---------

Cash and cash equivalents at end of period                                                        2,339,363         2,717,527
                                                                                                  =========         =========

                        MICROCAP FINANCIAL SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)

(1)      Financial Statement Presentation

The unaudited financial statements of MicroCap Financial Services, Inc. (the "Company" or "MFSI") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results of the full fiscal year. During the first quarter of 1997 the Company ceased being a development stage company.

(2)      The Corporation

Effective November 5, 1998, Capital Growth Holdings, Ltd., formerly Galt Financial Corporation, changed it's name to MicroCap Financial Services, Inc. Galt Financial Corporation was incorporated in the State of Colorado on June 15, 1987. On March 14, 1997, Capital Growth Holdings, Ltd., ("CGH") an inactive company, acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG") (a company formed in February 1996), a Delaware corporation and member of the National Association of Securities Dealers, Inc. The acquisition was consummated through an exchange of shares that resulted in the former ICG shareholders receiving control of CGH (see Note 3 for further discussion). The transaction has been treated as a recapitalization. In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by CGH in the transaction while ICG's historical accumulated deficit was carried forward. The operations reflect those of ICG from inception. In June 1997, after the recapitalization, CGH, a Colorado corporation, was merged into a Delaware corporation, Capital Growth Holdings, Ltd. This transaction resulted in the exchange of no par shares for $.001 per value shares.

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

Included in securities owned at market value and securities not readily marketable are the common shares of one public company which constitute a significant portion of the Company's total assets. The company is subject to the reporting requirements of the U.S. Securities and Exchange Commission.

The carrying amount of such investments at September 30, 1998 are as follows:

         World's Inc.                                            415,000

Unaudited summarized financial information for the aforementioned investment is as follows:

                                           Worlds, Inc.
                                 (a development stage enterprise)
                                            (unaudited)

Balance Sheet Data:
                                         September 30, 1998
                                         ------------------
Current Assets                                    2,407,869
Non-Current Assets                                   88,030
Current Liabilities                               1,598,410
Non-Current Liabilities                           1,937,500

Income Statement Data:
                                                    For the Nine
                                                    Months Ended
                                                September 30, 1998
                                                ------------------
Net Revenues                                                16,132
Gross profit                                           (2,888,395)
Operating loss before extraordinary item               (2,881,346)
Net loss                                               (2,708,799)

(6)      Dividend

In March 1997, the Board of Directors declared annual dividends of $.225 per share of common stock, for the calendar years ended 1997 and 1998, accruing as of January 1, 1997 payable commencing June 30, 1997 and on a quarterly basis thereafter. The dividend will be paid after payment of any dividends due on all classes of stock with priority over common stock (currently Series A and B preferred stock), subject to any operating restrictions. In addition, the Board of Directors determined that any dividend declared on Class B common stock will be subject to a $.20 per share limitation on annual dividends in 1998. The company has determined not to make the $.05625 per share common stock dividend payment on June 30, 1998 as well as September 30, 1998 due to the Company's current limited cash resources, although the Company had previously declared such dividend. The Company anticipates offering its shareholders the opportunity to accept common stock in lieu of cash as payment for the Common Stock Dividend. There is no assurance, however, that this offer will be accepted. The Company does not expect to make its last declared dividend on December 31, 1998.

(7)      Revenue Recognition

Consulting fees and private placement fees are recorded when earned. In addition, the Company earns fees in the form of securities. These securities are valued at market on the date they are earned. Security transactions are recorded on a trade date basis.

 (8)     Net Income (Loss) Per Share of Common Stock

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

(9)      Preferred Stock

The former holders of Series A and B preferred stock were entitled to a preferential cumulative dividend equal to $38,154 in the aggregate, which accrued from October 12, 1996 through October 21, 1997.

 (10)    Related Party Transactions

Capital Growth International LLC ("CGI"), a company, owned by certain of the ICG directors, utilizes space at the Company's offices without remuneration. Such space was not considered significant for the nine months ended September 30, 1998 and September 30, 1997.

(11)     Net Capital Requirements

ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 of aggregate indebtedness or $5,000. At September 30, ICG had net capital of $790,720 which was $785,085 in excess of its required net capital.

(12)     Exemption from Rule 15c3-3

ICG is exempt from the reserve requirement of the Securities and Exchange Commission's Rule 15c3-3 pursuant to Section 15c3-3(k)(2)(ii).

(13)     Commitments

The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of CGE. The letter of credit is secured by a money market account.

 (14)    Recently issued accounting pronouncements

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

(15)     Income Taxes

The Company estimates at the end of each interim period the effective rate to be applicable for the full fiscal year. The rate so determined is used to provide for its tax provision for the three months ended June 30, 1998 and June 30, 1997.

(16)     Restatement

The Company has restated the condensed consolidated statement of operations for the three months ended September 30, 1998 to reflect its security portfolio at market value without provision for discounts at September 30, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAPITAL GROWTH HOLDINGS, LTD.



Date:                               By:
     -------------------------         -------------------------------------
                                       Ronald B. Koenig
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Dated:                              By:
      ------------------------         -------------------------------------
                                       Michael S. Jacobs
                                       Senior Vice President
                                       (Chief Accounting Officer)