Form 10KSB40
period 1998-12-31
GLOBALNET FINANCIAL COM INC
filed 1999-04-16
CIK 832324

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                 FORM 10-KSB

          (MARK ONE)

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
------    EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER 33-21443

                          GLOBALNET FINANCIAL.COM, INC.
                  --------------------------------------------
                   F/K/A MICROCAP FINANCIAL SERVICES.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                     DELAWARE                               06-1489574
     -----------------------------------------         --------------------
          (State or Other Jurisdiction of                (I.R.S. Employer
           Incorporation or Organization)             Identification Number)


      7280 W. PALMETTO PARK ROAD, SUITE 202
              BOCA RATON, FL                                  06830
     -----------------------------------------         --------------------
      (Address of Principal Executive Offices)              (Zip Code)

                                 (561) 417-8053
                      ------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES _X_ NO ___

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. _X_

     THE ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 WERE $1,281,347.

     THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE AVERAGE BID AND ASKED PRICE OF THE COMMON STOCK ON APRIL 13, 1999 WAS $162,201,732. DIRECTORS, OFFICERS AND TEN PERCENT OR GREATER STOCKHOLDERS ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE.

     THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF APRIL 13, 1999 WAS 52,509,457.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES___ NO _X_

                         TABLE OF CONTENTS
                                                                PAGE
                                                                ----

Forward-Looking Statements........................................1

PART I............................................................1

     Item 1.    Description of Business...........................1

     Item 2.    Description of Property...........................5

     Item 3.    Legal Proceedings.................................6

     Item 4.    Submission of Matters to a Vote of Security
                 Holders..........................................6

PART II...........................................................6

     Item 5.    Market for Common Equity and Related
                 Stockholder Matters..............................6

     Item 6.    Management's Discussion and Analysis..............8

     Item 7.    Financial Statements.............................12

     Item 8.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...........12

PART III.........................................................13

     Item 9.    Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a)
                 of the Exchange Act.............................13

     Item 10.  Executive Compensation............................16

     Item 11.  Security Ownership of Certain Beneficial
                Owners and Management............................19

     Item 12.  Certain Relationships and Related Transactions....20

     Item 13.  Exhibits and Reports on Form 8-K..................22

                           FORWARD-LOOKING STATEMENTS

     The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history and prior operating losses and accumulated deficit, the Company's dependence on advertising revenue and sponsorship, the uncertainty associated with the Internet, the Company's reliance on management, and the Company's possible inability to compete in the advertising and Internet industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission").

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     GlobalNet Financial.com, Inc. (the "Company") is a global multimedia provider of online financial information and services to the investment community. Through its wholly-owned subsidiary, MicroCap1000.com, Ltd., ("MicroCap1000") the Company has designed a U.S. based website, www.microcap1000.com, which is intended to be a leading source for information on the MicroCap sector of the financial market and focuses on companies with a market capitalization of under $500 million. This website has over 150,000 registered users. Through its wholly owned subsidiary, UK-iNvest.com, Limited, ("UK-iNvest") the Company is developing its first international website through an alliance with Freeserve Limited, the United Kingdom's largest and fastest growing internet service provider ("Freeserve"), and a subsidiary of Dixons Group, plc, the United Kingdom's largest electronics retailer. Freeserve currently has approximately 1.4 million subscribers and is growing at the rate of approximately 50,000 per week. This site, www.uk-invest.com, will be the exclusive provider of investment information within Freeserve's financial channel. It is expected to be launched in April 1999, and will provide information on a wide range of securities including all publicly listed stocks and bonds.

     The Company's goal is to be a worldwide provider of unique financial content and financial services. The Company intends to achieve this goal by developing a series of websites which will provide information on the major world markets. Once developed, Management believes these web sites will position the Company as a portal for worldwide market information and global investing. Such a portal would enable subscribers to access information about all the different markets throughout the world. Towards this end, the Company is seeking to replicate the model it created for the U.K. site by establishing exclusive relationships with Internet Service Providers ("ISP's") and search engines and portals throughout the globe, leveraging its expertise in providing unique content and investor services in partnership with entities which have large subscriber bases.

     The Company believes that there are substantial growth opportunities in Europe as well as other parts of the world. The European Union alone has a population and market potential exceeding that of the U.S. Management believes that because of the highly competitive nature of the U.S. market and the fact that world markets significantly trail the U.S. in terms of Internet use, the Company's substantial growth will come from overseas.

     Management believes it has substantial advantages over existing and potential competitors for the development of these web sites. Since the Company has already developed a model, it can duplicate and roll out the additional sites more efficiently and cost-effectively. The Company already has the experienced technical and editorial staff as well as the technological infrastructure in place. Moreover, the Company can leverage its existing relationships into new relationships.

     In each market it enters, the Company will hire or contract, as it has done in the U.K., local marketing and editorial managers familiar with the region to most effectively implement its strategy. These people will be schooled in the Company's web site development model and supported by the Company's editorial and technical team in the U.S. Management's more than eight years of investment banking experience in the European Union and familiarity with the region gives it an advantage over existing and new competitors.

     As a result of the financial nature of its sites, the Company has access to a substantial number of potential investors in the U.S. and International markets. Management intends to enter the on-line trading business both domestically and overseas in order to offer its subscribers the ability to execute trades on-line. In the U.S. the on-line trading business is highly competitive. As a result, the Company anticipates focusing on Direct Access Trading for the more sophisticated professional investor. In non-U.S. markets, the Company anticipates providing both Direct Access and Traditional Electronic Brokerage.

RECENT DEVELOPMENTS

     The Company is aggressively pursuing alliances with key on-line media, Internet and technology companies as well as pursuing strategic acquisitions in order to accelerate its revenue generation abilities, regular user base, page view growth and brand awareness. In this regard, the Company notes the following recent developments.

STRATEGIC INVESTMENT BY TELESCAN WHICH CURRENTLY OWNS 9.9% OF THE COMPANY.

     In March 1999, the Company entered into various agreements with Telescan, Inc. ("TSCN"). As a result of these agreements, TSCN currently owns 9.9% of the Company. Under the terms of the agreements, TSCN issued to the Company 520,000 shares of its common stock, which at the time of the transaction were valued at $10.3 million in exchange for 5,176,161 number of shares. In addition, TSCN purchased a one year option from the Company for 25,000 shares of TSCN's common stock to purchase such number of shares necessary to increase TSCN's position to 19.9% of the then current shares outstanding.

     Telescan is an industry leader in providing Internet services, innovative solutions for online technology and data retrieval tools. TSCN's Wall Street City(R) supersit (www.wallstreetcity.com) receives between 12 and 15 million page views per month and provides the most comprehensive suite of search tools, technical analysis and financial data on the Internet.

     In addition, the Company entered into a License Agreement, pursuant to which the parties will license content and services to each other and each party will provide certain system operation services to the other in connection with the license. This technology will include the stock trading software currently being developed for TSCN by Trading Technologies Corporation. MicroCap1000.com will provide an exclusive online Investment Center dedicated to MicroCap and SmallCap market sectors on TSCN's Wall Street City(R) (www.wallstreetcity.com) financial supersite. The Center will include daily news articles and interviews with Wall Street analysts, the MC1000 Index and stock and investment information for Wall Street City subscribers.

     ALLIANCE WITH MOTLEY FOOL FOR THE U.S. AND U.K.

     The Motley Fool (www.fool.co.uk and www.fool.com) will provide a broad range of content on www.UK-iNvest.com and daily articles for www.MicroCap1000.com. The content will include a daily mix of articles with distinctive "Fool" branding. UK articles will be written by Motley Fool writers in the U.K. and Europe.

     ALLIANCE WITH THESTREET.COM FOR THE U.S. AND U.K.

     The Street.com and the Company have entered into a non-binding Memorandum of Understanding. Pursuant to the Memorandum, TheStreet.com will publish articles on a daily and weekly basis for www.MicroCap1000.com and www.UK-iNvest.com. These articles will appear on the websites of www.MicroCap1000.com and www.UK-iNvest.com and will include links to www.TheStreet.com. In addition, the Company will create an article that, subject to TheStreet.com's approval, will appear on TheStreet.com's website. The column will also contain a hyperlink to the Company's site. This article on TheStreet.com and the Company's association with TheStreet.com will increase awareness of the Company's name and brand.

     PARTNERSHIP WITH CITY FINANCIAL COMMUNICATIONS, LTD. ("CFC")

     CFC publishes Investment Week, voted by the Periodical Publishers Association last year as the Best Business Magazine in the UK. It also has a joint publishing venture with Bloomberg LP, whereby it produces the monthly consumer magazine, Bloomberg/Money, the UK's leading personal finance magazine. CFC will license to UK-iNvest.com original daily news and commentary on financial markets and trends. CFC will also give Uk-iNvest.com access to cross marketing opportunities in CFC's wide range of print publications.

CURRENT WEB SITES

     MICROCAP1000.COM (WWW.MICROCAP1000.COM)

     The site was fully launched in October 1998 and provides comprehensive Internet-based electronic publishing of unique content, online internet investor access services, and hosts the MC1000 Index, the only real time index covering the MicroCap sector. The web site has the following characteristics:

     *    The site has over 150,000 registered users.

     * The site hosts a model portfolio which is up 34.5% for the year as compared to +6.98% for DJIA and +10.33% for Nasdaq and down 6.65% for the Russell 2000.

     * The site's unique content consists of news and analysis from well known Wall Street analysts and money managers specifically targeting companies with market capitalizations of under $500 million.

     * The site assists experienced investors by empowering them with relevant information and ideas to make investment decisions.

     Currently, there are over 80 web sites which carry MicroCap1000.com's content and/or index including but not limited to CBS Marketwatch, Lycos, EarthLink, StockPoint, InfoBeat and Wall Street City.

        UK-INVEST.COM (WWW.UKINVEST.COM)

        UK-iNvest.com is anticipated to be launched in April 1999. The Company has initiated its global internet expansion through an alliance with the UK's largest internet service provider, Freeserve Limited, a subsidiary of Dixons Group, plc, the UK's largest electronics retailer. The Company intends to provide potential investors information and services about all UK securities within Freeserve's financial channel through its soon-to-be-launched web site www.UK-iNvest.com. The web site will have the following characteristics:

     * The site is anticipated to offer to its users a number of opportunities for commerce over the Internet, or E-commerce, including premium pay data and tools packages and the ability to effect brokerage transactions over the internet.

     *    The Company has hired 24-7 as its advertising agency in the UK.

     * Management believes UK-iNvest.com will be the platform to launch similar sites in other European countries.

     * UK-iNvest.com covers stock ideas and market forecasts in addition to up-to-the-minute news, which is unique in the UK. The Company's Securities and Futures Authority ("SFA") license allows it to provide stock recommendations, whereas competitors are not licensed to do so. This license pertains to all European Union ("EU") markets.

BUSINESS STRATEGY

        The Company's revenue model has a number of components and includes:

          *    advertising revenues;

          *    sponsorship revenues;

          *    subscription fees;

          * payments from companies which want exposure on the Company's and affiliated sites; and

          * online trading revenues assuming the Company's successful entrance into this business.

        The Company intends to utilize the U.S. and U.K. platforms to obtain, through acquisition, complementing companies and products that will provide realtime, value-added E-commerce programs and financial investment information to online users worldwide.

COMPETITION

        We compete with other Internet sites for the time and attention of consumers and for advertising and subscription revenues. Competition among Internet sites is intense and is expected to increase significantly in the future. In our area of focus of finance, we compete with various companies and Internet sites, such as Yahoo Business, Inc., CBS Market Watch, CNN Financial Network, MSN Investor, The Motley Fool, Silicon Investor and Excite Money & Investing, among others. Many of these competitors have significantly greater resources than we do. In addition, many, if not all, of these competitors offer a wider range of products and services than we do, which products and services may be sufficiently attractive to Internet users to attract users to their services and, consequently, dissuade them from accessing our Internet sites. If we are unable to continue to attract a significant number of Internet users to our Internet site, our business will be harmed.

EMPLOYEES

        As of April 13, 1999, the Company had a total of fourteen full-time employees and one part-time employee. None of the Company's employees are represented by a union and the Company has not experienced any work stoppages. The Company believes its relations with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company, its subsidiaries and affiliates use the office space described below:

     1. Approximately 1764 square feet at 7280 W. Palmetto Park Road, Suite 202, Boca Raton, Florida 33433, pursuant to a monthly tenancy expiring October 31, 2001, for monthly rent of $3,783.31 which payments are allocated among the entities;

     2. Approximately 2,040 square feet at 2425 Olympic Boulevard #660E, Santa Monica, California 90404, pursuant to a lease expiring on November 30, 2000, for monthly rent of $6,664.40;

     3. Approximately 325 square feet of office space at 4 Hill Street, London, England W1X 7FU, consisting of one separate office pursuant to a sub-lease expiring in October 2111, for monthly rent of $2,467.50.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and three of its principals, Ronald Koenig, Stanley Hollander and Jay Matulich, have been named as defendants in a lawsuit entitled MARTIN S. STOLZOFF, ET AL. V. WASTE SYSTEMS INTERNATIONAL, INC., ET AL., No. 99-01664A Superior Court, Middlesex County, Massachusetts. The Complaint was filed on April 1, 1999 and asserts counts for common law fraud, negligent misrepresentation and violation of the Massachusetts Blue Sky Laws in connection with the purchase by plaintiffs of securities of a company called Waste Systems International, Inc. ("WSI"). The Company acted as a financial consultant and placement agent in connection with a private offering of WSI common stock in March 1995. The Complaint alleges that the Defendants made a series fraudulent and negligent misrepresentations to Plaintiffs during the period from January 1995 to February 1997. The Complaint further alleges that Plaintiffs purchased WSI securities and thereafter declined to sell their existing WSI securities despite their inclination to do so in reliance on the alleged misrepresentations. Plaintiffs allege damages of approximately $990,000 plus prejudgment interest and punitive damages. The Company denies Plaintiffs' allegations and intends to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        By written consent of a majority of the stockholders of the company, in lieu of a special meeting of the Company's stockholders, dated October 28, 1998, the Company changed it's name from Capital Growth Holdings, Ltd. to MicroCap Financial Services, Inc.

        By written consent of a majority of the stockholders of the company, in lieu of a special meeting of the Company's stockholders, dated December 3, 1998, the Company changed it's name from MicroCap Financial Services, Inc. to MicroCap Financial Services.com, Inc.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "GLBN". Prior to April 14, 1999, the Company's Common Stock was quoted on the OTC Bulletin Board under the symbol "MFSI". The table set forth below presents the high and low bid prices of the common stock for the period indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the period from June 6, 1997 through July 8, 1997, traditional high and low quotes could not be determined as during such time there was only one market maker for the common stock. Prior to June 6, 1997, there was no trading market for the common stock.

1997                                           High         Low
----                                           ----         ---

Quarter ended June 30, 1997
  (commencing June 6, 1997)                   $2.75        $2.25

Quarter ended September 30, 1997              $2.75        $2.25

Quarter ended December 31, 1997               $2.50        $0.75

1998
----

Quarter ended March 31, 1998                  $1.00        $0.25

Quarter ended June 30, 1998                   $1.00        $0.50

Quarter ended September 30, 1998              $0.25        $0.71

Quarter ended December 31, 1998               $0.375       $1.25

1999
----

First Quarter                                 $3.96        $1.12

     On April 14, 1999, the last reported bid price of the common stock was $4.03.



HOLDERS

     As of March 31, 1999, there were approximately 420 holders of record of the common stock.

DIVIDEND POLICY

     As of March 25, 1997, the Board of Directors declared an annual cumulative dividend of $.225 per share on the common stock for the calendar years 1997 and 1998. The dividend was due and payable to the holders of record on the day the Board of Directors adopted the resolution to pay such dividend and is subject to
(i) the payment of dividends on any class of capital stock with priority over the common stock, (ii) applicable net capital requirements and (iii) restrictions under applicable law. The dividend, which began accruing as of January 1, 1997, was payable on a quarterly basis ending on December 31, 1998. Although the Company made all prior dividend payments in a timely manner, due to the Company's limited cash resources and losses, the Company was unable to make the June 30, 1998, September 30, 1998 and December 31, 1998 dividend payments. Management can not predict when the Company's cash resources will be sufficient to make such payments. The Company recognizes such dividend payments as an obligation.

     On October 12, 1997, each of our 4,001,334 shares of 5% Cumulative Convertible Series A Preferred Stock and 1,080,000 shares of 5% Cumulative Convertible Series B Preferred Stock converted into one share of Class B common stock. Pursuant to the terms of the Certificates of Designation of such preferred stock, the holders thereof were entitled to 5% per share annual cumulative dividends prior to payment of dividends on any other class of capital stock. The cumulative dividends on such preferred stock were payable on a quarterly basis commencing December 31, 1996 and through October 24, 1997, ten business days after the conversion thereof. The cumulative dividends were not paid and have accrued unpaid since October 24, 1997. The aggregate amount of such arrearage owed by the Company to the former holders of such preferred stock is $38,154 as of December 31, 1998.

     We do not anticipate declaring any additional dividends on any of our classes of capital stock. Any future dividend declarations and payments would be subject to the restrictions set forth above, approval of our Board of Directors and any contractual restrictions that may then exist.

RECENT SALES OF UNREGISTERED SECURITIES

     In the fourth quarter of 1998 the Company completed a private offering (the "1998 Offering") of shares of its Common Stock at $.125 per share pursuant to Regulation D to "accredited investors" as that term is defined in Regulation D. The Company issued 23,248,400 shares in the 1998 private offering which yielded aggregate gross proceeds of $2,904,000. No placement agent was utilized. The Company did not pay any commissions in connection with the sale of securities.

     On February 10, 1999 the Company completed a private offering (the "1999 Offering") of shares of its Common Stock at $1.00 per share pursuant to Regulation D to "accredited investors" as that term is defined in Regulation D. The Company sold 2,325,400 shares resulting in aggregate gross proceeds of $2,325,400. The shares were issued and sold to "accredited investors" pursuant to Regulation B. No placement agent was utilized. The Company did not pay any commissions in connection with the sale of securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

     Statements in this filing which are not historical facts are forward-looking statements under provisions for the Private Securities Litigation Reform Act of 1996. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

OVERVIEW

     GlobalNet Financial.com, Inc. (the "Company") is a global multimedia provider of online financial information and services to the investment community. Through its wholly-owned subsidiary, MicroCap1000.com, Ltd., ("MicroCap1000") the Company has designed a U.S. based website, www.microcap1000.com, which is intended to be a leading source for information on the MicroCap sector of the financial market and focuses on companies with a market capitalization of under $500 million. This website has over 150,000 registered users. The Company continues to be reigstered as a broker-dealer and maintains related licenses and registrations. However, the financial statements attached and discussion below predominantly reflect those activities. The Company, shifted its focus to electronic publishing activities in October 1998. Therefore, the financial statements attached and described below are not reflective of current operations and cannot be indicative of future results. Among other differences, revenues are anticipated to initially decrease and operating expenses are anticipated to increase as a result of such activities. The Company has added additional personnel and incurred additional expenses consistent with the launch of a new business.

     The Company anticipates that its net loss will increase until such time as its web sites generate meaningful revenues. MicroCap1000.com has not generated any revenue to date and there is no guarantee that it will do so in the future. www.Uk-iNvest.com is still being developed and has not yet been commercialized. No assurance can be given that this web site will generate revenue either.

     The Company believes that its current resources will permit the Company to continue operations approximately through April 2000. There can be no assurance, however, that the Company will be able to satisfy its working capital requirements for a significant period of time beyond April 2000. To continue operations beyond such period, the Company must generate significant revenues or raise additional funds through the sale of its equity securities. Management is currently seeking additional capital. However, the Company currently has no outside commitments for additional sources of liquidity and no assurance can be given that the Company will be successful in raising additional funds.

     FOR THE PERIOD ENDING DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

RESULTS OF OPERATIONS

     The Company generated $1,688,098 in revenues during the fiscal year ended December 31, 1998 ("Fiscal 1998") compared to $3,743,051 during the fiscal year ended December 31, 1997 ("Fiscal 1997"). All of such revenues were generated by the Company's investment banking subsidiary, International Capital Growth, Ltd. ("ICG"), which acted as a placement agent and financial consultant for certain entities. This decrease primarily reflects a shift in business focus from ICG activities to financial publishing. In addition, the Company earned interest income in the amount of $30,309 during Fiscal 1998 as compared to $94,170 during Fiscal 1997. The Company recognized $437,060 in net losses on its securities portfolio during Fiscal 1998 as compared to $448,971 in net losses during Fiscal 1997. The decrease is primarily due to the decline in the carrying value of the Company's largest portfolio position, common stock of First American Railways, Inc. On October 6, 1998, First American Railways, Inc. filed for a Chapter 7 bankruptcy liquidation. The Company acquired this security position as a result of providing investment bank activities for First American Railways, Inc. The Company realized a $39,804 gain on settlement of debt during Fiscal 1997.

     Operating expenses for Fiscal 1997 were $4,228,154 compared to $4,308,824 during Fiscal 1998. Operating expenses include general and administrative expenses of $3,448,980 during Fiscal 1997 compared to $3,941,773 during Fiscal 1998. The increase was due to the shift in business focus and the start up costs for the Company's U.S. web site www.microcap1000.com and web site development consulting fees. Commission expenses decreased from $859,844 during Fiscal 1997 compared to $286,381 during Fiscal 1998. The Company's subsidiary, ICG, consummated fewer private placement during 1998 due to the shift in business focus and therefore paid fewer commissions. The recognition of the equity in the net loss of the Company's unconsolidated subsidiary, Capital Growth Europe, Limited ("CGE"), decreased from $121,115 during Fiscal 1997 to $61,069 during Fiscal 1998.

     As a result of the foregoing, the Company had a net loss of $3,007,876 during Fiscal 1998 compared to a net loss of $1,001,885 during Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Capital for the Company has been provided by the investments made by the initial stockholder group and through private placements of the Company's securities. In March 1997, the Company raised net proceeds of approximately $922,000 in a private placement of 549,496 shares of its Common Stock. During 1998, the Company raised net proceeds of approximately $2,904,000 in a private placement of 23,248,400 shares. In February 1999, the Company raised net proceeds of approximately $2,325,400 in a private placement of 2,325,400 shares. The proceeds are being held for additional investment in MicroCap1000.com, Ltd. and for working capital for the Company.

     In the fourth quarter of 1997 and the throughout 1998, the market price of certain of the Company's investments in equity securities declined significantly. The securities with a carrying amount of approximately $1,261,556 at December 31, 1997 declined to approximately $685,211 at December 31, 1998. This was predominantly the result of the decline in the per share bid price of the Company's common stock of First American Railways, Inc., from an average cost of $1.06 per share to a $0.03 per share bid price at September 30, 1998. Subsequently, First American Railways, Inc. filed for a Chapter 7 bankruptcy liquidation on October 6, 1998. In addition, in an effort to raise funds for operating expenses, the Company sold a portion of its portfolio securities.

     The dividend is due and payable to the holders of record on the day the Board of Directors adopted the resolution to pay such dividend. On July 1, 1997, the Company paid a $.1125 per share dividend to the holders of its Common Stock which dividend totaled $382,332 in the aggregate. The dividend represented payment for the six month period from January 1, 1997 through June 30, 1997 of a two year $.225 annual per share dividend. On each of September 30, 1997, December 31, 1997 and April 2, 1998, the Company paid a $.05625 per share dividend which in each case totaled $191,165 in the aggregate, representing payment of the Common Stock Dividend for the three month periods from July 1, 1997 through September 30, 1997, from October 1, 1997 through December 31, 1997, and from January 1, 1998 through March 31, 1998, respectively. The Company did not make the $.05625 per share common stock dividend payments due on June 30, 1998, September 30, 1998 and December 31, 1998 in order to maintain capital in its business. The Company recognizes such dividend payments as an obligation on its financial statements.

     The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $1,547,200 and a letter of credit in the amount of $100,000 to secure future rent payments at the Company's London office. The Company believes that its current cash resources will be adequate to satisfy its operations through the next twelve months.

VARIABILITY OF RESULTS

     The Company anticipates that its future financial results will vary dramatically. This is the result of the start-up and uncertain nature of MicroCap1000.com, Ltd. and U.K.-iNvest.com as well as the other web sites the Company anticipates launching.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the time-sensitive applications and business systems of the Company and its vendors may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in system failure or disruption of operations. The Year 2000 problem will impact the Company. An assessment of the Year 2000 exposure has been made by the Company and the plans to resolve the related issues are being implemented. The Company believes it will be able to achieve Year 2000 compliance in a timely manner. The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. Estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to correct all relevant applications and third party remediation plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The officers and directors of the Company are as follows:


--------------------------------------------------------------------------------
      NAME            AGE     POSITION(s)
--------------------------------------------------------------------------------

 Ronald B. Koenig      65     Chairman of the Board,
                                Co-Chief Executive Officer and Director

 Stanley Hollander     61     Co-Chief Executive Officer, President and Director

 Alan L. Jacobs        57     Executive Vice President and Director

 Michael S. Jacobs     34     Chief Operating Officer, Secretary and Treasurer

 Jay J. Matulich(3)    44     Senior Vice President

 N. Bulent Gultekin    51     Director



     RONALD B. KOENIG. Mr. Koenig is Chairman of the Board of Directors and Co-Chief Executive Office of the Company. In addition, Mr. Koenig has been Chairman of the Board of Directors, President and Chief Executive Officer of International Capital Growth, Ltd. since March 1996. Since August, 1998 he has been a Director of MicroCap1000.com, Ltd. He has served as Chairman of the Board, Chief Executive Officer and a Director of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Mr. Koenig has been Chairman, from October 1994 to July 1995, and co-founder of U.S. Sachem Financial Consultants, L.P. and, since July 1995, of its successor Capital Growth International, L.L.C. From 1989 to 1993, Mr. Koenig was a Senior Managing Director and department head of corporate finance at Gruntal & Co., Incorporated. From 1974 to 1985, Mr. Koenig was a Managing Director, and from 1985 to 1989, Chairman of the Board, of Ladenburg Thalmann & Co., Inc. From 1972 to 1974, he served as Vice President, Institutional Sales at Jas. H. Oliphant & Co., an institutional research boutique. From 1968 to 1972, he held a position in sales with Leif Werle & Co., an NYSE specialist firm. Mr. Koenig was educated at the University of Pennsylvania (The Wharton School) and holds a B.S. in economics. Mr. Koenig presently serves on The Wharton School Undergraduate Executive Board and is on the business advisory board to Sterling National Bank & Trust Company of New York.

     STANLEY HOLLANDER. Mr. Hollander is President and Co-Chief Executive Officer of the Company. In addition, Mr. Hollander has served as Senior Vice President and a Director of the Company since March 1997 and President and a Director of International Capital Growth, Ltd. since March 1996. Since August, 1998 he has been a Director of MicroCap1000.com, Ltd. He has served as President and a Director of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Since 1993, Mr. Hollander has served as President, Chief Executive Officer and co-founder of U.S. Sachem Financial Consultants, L.P. and, since July, 1995, its successor Capital Growth International, L.L.C. From December 1995 to present, Mr. Hollander has been a Director of Capital Media Group, Ltd., a publicly-held company. From 1989 to 1993 he served as a Managing Director and joint head of corporate finance at Gruntal & Co., Incorporated. From 1985 to 1989 he served as a Managing Director of Investment Banking at Ladenburg

Thalmann & Co., Inc. From 1979 to 1985 he was co-owner and Vice President of Zemex Electronics-Stanlee, distributors of consumer electronics. From 1959 to 1979, Mr. Hollander was president of All Brand Appliances Brandmart, distributors of consumer electronics. Mr. Hollander was educated at the University of Alabama.

     ALAN L. JACOBS. Mr. Jacobs has served as Executive Vice President and a Director of the Company since March 1997. Since March 1996, Mr. Jacobs has served as Senior Managing Director, Executive Vice President and a Director of International Capital Growth, Ltd. and, since January 1995, of Capital Growth International, L.L.C. He has served as Chief Operating Officer and a Director of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996 . From February 1995 to October 1997 and from July 1993 to September 1994, Mr. Jacobs served as a Director of Boca Raton Capital Corporation, a publicly-held Florida corporation ("BRCC"). He was Chairman of the Board of Directors of BRCC from November 1993 to September 1994 and Chief Executive Officer of BRCC from November 1993 to October 1997 . From January 1992 to December 1995, Mr. Jacobs served as Associate Director of Investment Banking at Josephthal Lyon & Ross Incorporated. From May 1985 to December 1991, Mr. Jacobs served as Managing Director of Investment Banking with Ladenburg Thalmann & Co., Inc., an investment banking firm. Mr. Jacobs earned an AB in liberal arts in 1963 from Franklin & Marshall College and a J.D. from Columbia Law School in 1966.

     MICHAEL S. JACOBS. Mr. Jacobs has served as Chief Operating Officer; Secretary and Treasurer of the Company since March 1997 and of International Capital Growth, Ltd. since March 1996. Since August 1998 he has served as Treasurer for MicroCap1000.com, Ltd. He has served as Chief Financial Officer and Treasurer of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Since February 1995, Mr. Jacobs has been a Senior Vice President of U.S. Sachem Financial Consultants, L.P. and, since July 1995, its successor Capital Growth International, L.L.C. From 1993 to 1995 he was a Vice President of Investment Banking at Josephthal Lyon & Ross Incorporated, and from 1990 to 1993, Mr. Jacobs was an associate in corporate finance at Gruntal & Co., Incorporated. From 1989 to 1990, Mr. Jacobs was a financial analyst at Ladenburg Thalmann & Co., Inc. Educated at New York University's Stern School of Business and Emory University, he holds an M.B.A. in finance and a B.B.A. degree.

     JAY J. MATULICH. Mr. Matulich has served as Senior Vice President of the Company since March 1997 and Vice President of International Capital Growth, Ltd. since March 1996. Since August, 1998 he has served as Chairman of MicroCap1000.com, Ltd. He has served as Secretary of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Since October 1994, Mr. Matulich has been a Senior Vice President of U.S. Sachem Financial Consultants, L.P. and, since July 1995, of its successor Capital Growth International, L.L.C. Since April 1995, Mr. Matulich has served as a Director of Waste Systems International, Inc., a publicly-held company. From March 1996 to June 1996, Mr. Matulich served as Chairman of BioSafe International, Inc. From May 1990 to October 1994, Mr. Matulich was a Vice President of Gruntal & Co., Incorporated. From 1989 to May 1990, Mr. Matulich served as an associate in the Shansby Group, a San Francisco-based leveraged buy-out firm. From 1986 to 1989, Mr. Matulich was a Senior Manager at Arthur Young & Co., accountants in the merger and acquisitions group. Educated at Brigham Young University, Mr. Matulich has a B.A. degree.

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

     Each director of the Company listed in the above table holds office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Each officer of the Company listed in the table above serves at the discretion of the Company's Board of Directors.

     There is no family relationship among any of the directors or executive officers of the Company or ICG except that Alan L. Jacobs and Michael S. Jacobs are father and son, respectively.

SIGNIFICANT EMPLOYEE

     JOHN FLANDERS. Since October, 1998, Mr. Flanders has been Chief Technical Officer of the Company. From 1991 through 1992 John Flanders was COO of Flanders, Brunetti and Flanders Investment Management, Inc. For the period 1992 through 1995 Mr. Flanders was Director of Sales for THOR24. During the period 1995 through 1996 he was Senior Manager of Marketing and Business Development at NETCOM Online Communications Services and during the period 1996 through 1997 he was Senior Manager of Strategic Market Development at Orbit Network. Subsequently, Mr. Flanders was Vice President of Sales and Marketing at eMerging Media, Inc. and has since co-founded and become CEO of CyberJunction.com Online.

        RICHARD HEFTER. Since February 11, 1999, Mr. Hefter has acted as Editor-in-Chief of the Company. From 1994 to 1998 Mr. Hefter was a faculty member in English at Northwestern University and associate director of communications in Northwestern's Office of Development. Prior to that he as a public relations writer for the Office of Health Science Relations at the University of Iowa. From 1990 to 1992 Mr. Hefter was literary editor of New City Newspaper. During the period 1988 through 1990 he was senior editor of INSIDE CHICAGO. He holds a Bachelor of Arts degree in English from Stanford University and a Master of Fine Arts degree in creative writing from the University of Iowa Writers' Workshop.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a class of the company's equity securities registered pursuant to Section 12 of the Exchange Act to file with the Commission initial reports of ownership and reports of securities registered pursuant to Section 12 of the Exchange Act. The Company's equity securities have not been registered pursuant to Section 12 of the Exchange Act. Accordingly, no such reports have been filed by the Company with the Commission.

ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation paid by the Company for services rendered in all capacities to the Chief Executive Officers and the four most highly compensated other executive officers whose annual salary and bonus exceeded $100,000 for Fiscal 1998 (collectively, with the CEO's, the "Named Executive Officers") for the periods indicated.

SUMMARY COMPENSATION TABLE

                                                                 Long Term
                                                Annual          Compensation
                                             Compensation        Securities
Name and Position             Fiscal Year      Salary        Underlying Options
-----------------             -----------      ------        ------------------

Ronald B. Koenig                  1996(2)       $ 48,076               --
Chairman of the Board, Co-Chief   1997          $250,000               --
Executive Officer and Director    1998          $200,000          1,420,000(4)


Stanley Hollander                 1996(2)       $ 48,076               --
Co-Chief Executive Officer,       1997          $263,000               --
President and Director            1998          $196,000          1,420,000(4)


Alan L. Jacobs                    1996(2)       $ 43,269               --
Executive Vice President          1997          $225,000               --
and Director                      1998(3)       $ 17,306            480,000(4)


Michael Jacobs                    1996(2)       $ 32,588               --
Chief Operating Officer,          1997          $150,000            250,000(1)
Secretary And Treasurer           1998          $150,000            900,000(4)

Jay J. Matulich                   1996(2)       $ 24,038               --
Senior Vice President             1997          $125,000            250,000(1)
                                  1998(4)       $131,000            900,000(4)

----------

(1) Represents shares of Class B Common Stock underlying stock options granted under the 1997 Stock Option Plan which plan and options were terminated December 31, 1998.

(2) Covers the period from February 26, 1996, the Company's inception, through December 31, 1996, the Company's fiscal year for such period.

(3) Covers the period from January 1, 1998 through January 31, 1998 prior to Mr. Jacob's temporary leave of absence.

(4) Represents shares of Common Stock underlying stock options granted under the 1998 Stock Option Plan.

        The Company, currently pays annual salaries to Messrs. Koenig, Hollander, A. Jacobs, M. Jacobs and Matulich of $224,000, $315,000, $180,000, $150,000 and $150,000, respectively. Alan L. Jacobs, the Company's Executive Vice President, had taken a temporary leave of absence from his full-time employee responsibilities with such entities. During that leave of absence, Mr. Jacobs continued in such capacities on a part-time basis and as director. Mr. Jacobs was Senior Advisor to and was being compensated by First American Railways, Inc., a client of ICG. Mr. Jacobs did not receive any salary from the Company or ICG while on leave of absence but received, during that time, 25% of the net profit on any financing transaction introduced by Mr. Jacobs. Mr. Jacobs rejoined the Company in October, 1999 following the bankruptcy of First American Railways, Inc. Other than as set forth above, none of the Company's executive officers or directors received any salary or wages or other compensation from the Company during the last three completed fiscal years.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made during Fiscal 1998 to any of the named Executive Officers:


                NUMBER          PERCENT         EXERCISE
              OF SHARES        OF TOTAL          PRICE          EXPIRATION
NAME          UNDERLYING        OPTIONS           PER              DATE
               OPTIONS          GRANTED          SHARE
                               IN FISCAL
                                 YEAR
--------------------------------------------------------------------------------

Ronald        1,420,000           17.4%          $.375     October 29, 2008
Koenig

Stanley       1,420,000           17.4%          $.375     October 29, 2008
Hollander

Michael S.      250,000           3.05%          $.25      August 20, 2008
Jacobs

Michael S.      650,000            8.0%          $.375     October 29, 2008
Jacobs

Jay J.
Matulich        250,000           3.08%          $.25      August 20, 2008

Jay J.
Matulich        650,000            8.0%          $.375     October 29, 2008

                    AGGREGATED OPTION EXERCISE IN FISCAL YEAR
                             ENDED DECEMBER 31, 1998
                     AND OPTION VALUES AT DECEMBER 31, 1998

                               NUMBER OF SHARES OF
                                  COMMON STOCK
                                   UNDERLYING
                               UNEXERCISED OPTIONS
                              AT DECEMBER 31, 1998

                                                         Value of Unexercised
                                                       In-The-Money Options at
Name                Exercisable       Unexercised         December 31, 1998
--------------------------------------------------------------------------------

Ronald Koenig          710,000          710,000                 $486,350

Stanley Hollander      710,000          710,000                 $486,350

Michael S. Jacobs      450,000(1)       450,000                 $386,375

Jay J. Matulich        450,000(1)       450,000                 $386,375


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock as of March 31, 1999, by (i) any person who is known to the Company to be the beneficial owner of more than 5% of the capital stock of the Company; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all current directors and officers of the Company as a group. Except as noted below, each person has sole voting and investment power with respect to all shares of capital stock of the Company listed as owned by such person.

                                    NUMBER OF SHARES       PERCENT OF
NAME AND ADDRESS OF                   BENEFICIALLY           CLASS
BENEFICIAL OWNER(1)                      OWNED            OUTSTANDING(2)
--------------------------------------------------------------------------------

Ronald B. Koenig                      3,782,270(4)           7.13%
Stanley Hollander                     3,707,270(5)(3)        6.99%
Alan L.  Jacobs                       2,855,626(8)           5.43%
Hollander Family Partnership LP       3,707,270(5)(3)        6.99%
Michael S. Jacobs                     1,197,000(6)           2.26%
Jay J. Matulich                       1,186,000(7)           2.24%
N.  Bulent Gultekin                      20,000(9)           .038%
All directors and executive
   Officers as a group
   (6 persons)(10)                   12,757,166(7)(10)      23.25%

5% OR GREATER HOLDERS

Telescan, Inc.                        5,176,161(11)          19.9%
5959 Corporate Drive
Suite 2000
Houston, TX  77036

Dion R. Friedland                     8,625,000(12)         15.51%
28 Sloane Street
Flat #8
London SW1X9NE
United Kingdom

Rosebud Capital Growth Fund., Ltd.    3,017,500              5.78%
Charlotte House
Charlotte Street
Nassau Bahamas

-------------

(1) Each beneficial owner for which an address is not listed has an address c/o MicroCap Financial Services.com, Ltd., 7280 W. Palmetto Park Road, Suite 202, Boca Raton, FL 33433.

(2)  Based on a total of 52,284,457 shares of Common Stock outstanding.

(3) Stanley Hollander, President and Co-Chief Executive Officer of the Company, may be deemed to be the beneficial owner of the shares of the Company held by Hollander Family Partnership LP. Other than such holdings, Mr. Hollander owns no capital stock of the Company.

(4) Consists of 3,072,270 shares of Common Stock and options exercisable to purchase 710,000 shares of Common Stock which are currently vested. Mr. Koenig holds options to purchase a total of 1,420,000 of Common Stock which vest at the rate of 50% of the total grant immediately and 50% at each of the first two anniversaries of the date of the grant, December 31, 1998.

(5) Consists of 2,997,270 shares of Common Stock and options exercisable to purchase 710,000 shares of Common Stock which are currently vested. Mr. Hollander holds options to purchase a total of 1,420,000 of Common Stock which vest at the rate of 50% of the total grant immediately and 50% at each of the first two anniversaries of the date of the grant, December 31, 1998.

(6) Consists of 747,000 shares of Common Stock and options exercisable to purchase 450,000 shares of Common Stock that are currently vested. Mr. Jacobs holds options to purchase a total of 900,000 shares of Common Stock which vest at the rate of 50% of the total grant immediately and 50% at each of the first two anniversaries of the date of the grant, December 31, 1998.

(7) Consists of 736,000 shares of Common Stock and options exercisable to purchase 450,000 shares of Common Stock that are currently vested. Mr. Matulich holds options to purchase a total of 900,000 shares of Common Stock which vest at the rate of 50% of the total grant immediately and 50% at each of the first two anniversaries of the date of the grant, December 31, 1998.

(8) Consists of 2,615,626 shares of Common Stock and options exercisable to purchase 240,000 shares of Common Stock that are currently vested. Mr. Jacobs holds options to purchase a total of 480,000 shares of Common Stock which vest at the rate of 50% of the total grant immediately and 50% at each of the first two anniversaries of the date of the grant, December 31, 1998.

(9) Consists of stock options exercisable to purchase 20,000 shares of Common Stock that are currently vested. Mr. Gultekin holds options to purchase a total of 40,000 shares of Common Stock which vest at the rate of 50% of the total grant immediately and 50% at each of the first two anniversaries of the date of the grant, December 31, 1998.

(10) Consists of 10,177,166 shares of Common Stock and stock options exercisable to purchase shares of Common Stock.

(11) Includes shares issuable upon exercise of an option to purchase such number of shares equal to 10% of the Company's issued and outstanding stock on the date of exercise.

(12) Represents shares held by investment funds for which Mr. Friedland makes the investment and voting decisions.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company requires that all material transactions with affiliates be made on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. Such transactions are approved by a majority of the Company's independent directors.

        On March 14, 1997, the Company issued an aggregate of 2,906 additional shares of Common Stock to certain stockholders and former officers of the Company in exchange for the release by such individuals of obligations owed to them from the Company in the aggregate of $46,343, thereby converting such debt into equity. This was in connection with the Company's initial share exchange transaction. Such shares were valued at their fair value of $6,539 ($2.25 per share) and the Company, in connection with such issuance, recorded a gain of $39,804.

        On March 26, 1997, the Company loaned $200,000 to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's Directors. The note, which was due on March 26, 1998 and carried interest at the rate of 6% per annum. Such note, when issued, was approved by a majority of the independent members of the Board of Directors of the Company.
The note was repaid on April 9, 1998.

        On March 27, 1997, the Company completed a private offering (the "Private Offering") of its Common Stock at $2.25 per share pursuant to Regulation D and Regulation S, each as promulgated under the Securities Act. The Private Offering, which yielded gross proceeds to the Company of

$1,236,366, was offered and sold through Capital Growth International LLC ("CGI"), as placement agent, which was paid $74,181.96 in commissions in connection therewith, $39,074.76 of which was used to compensate certain sub-placement agents. CGI is an affiliate of the Company and ICG. Several of the officers and directors of the Company and ICG are also officers and directors of CGI. Additionally, the beneficial holders of 100% of the membership interests in CGI beneficially held 23.25% of the outstanding capital stock of the Company, which holds 100% of the outstanding capital stock of ICG. Messrs. Ronald B. Koenig, Chairman of the Board of Directors, President and Chief Executive Officer of the Company and ICG, and Stanley Hollander, Senior Vice President and a Director of the Company and Vice President and a Director of ICG, each own a 50% interest in Sachem Financial Consultants, L.P., which held a 60% membership interest in CGI. Messrs. Koenig and Hollander beneficially own 7.13% and 6.99% of the outstanding capital stock of the Company, respectively.

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

        During the fiscal year ended December 31, 1997, the Company paid consulting fees of $99,000 to Helix Investments Limited, a stockholder of CGH, in connection with the organization of road show presentations in London, England relating to an offering made pursuant to Regulation S as promulgated under the Securities Act for which ICG acted as placement agent.

        On May 19, 1998, ICG sold to John Booth, who resigned as a director of the Company as of June 1, 1998, ICG's 50% interest in Capital Growth Europe for approximately $4,000, which price represented approximately 50% of the value of Capital Growth Europe's cash accounts. Such transaction was approved by a majority of the Company's disinterested directors.

        On December 31, 1998 the Company granted 100,000 shares of Common Stock to the former CEO of MicroCap1000.com, Ltd. upon termination of his employment.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

EXHIBIT
  NO.         DESCRIPTION
-------      -------------

 2.1    Agreement Concerning the Exchange of Securities of
          International Capital Growth, Ltd. for Securities of Galt Financial Corporation dated January 7, 1997(1)
 2.2 Agreement and Plan of Merger by and between Capital Growth Holdings, Ltd., a Colorado corporation, and Capital Growth Holdings, Ltd., a Delaware corporation, dated June 10, 1997(1)
 3.1    Certificate of Incorporation of the Company, as amended(1)
 3.2    By-Laws of the Company(1)
 4.1    Form of Common Stock certificate(2)
 4.2    Form of Redeemable Common Stock Purchase Warrant(2)
 4.3    Form of Redeemable Class B Common Stock Purchase Warrant(2)
10.1    Intentionally Deleted
10.2    Intentionally  Deleted
10.3    Intentionally Deleted
10.4    Lease Agreement, as amended, regarding 2425 Olympic Boulevard,
          Santa Monica, CA dated October 21, 1997(2)
10.5    Lease Agreement regarding 7280 W. Palmetto Park Road, Suite 202,
          Boca Raton, Florida(3)
10.6    1998 Stock Option Plan(3)
21.1    Subsidiaries of the Company
23.1    Consent of Richard A. Eisner & Company, LLP(1)
27.2    Financial Data Schedule(1)

----------------

(1) Filed herewith as an exhibit of the same number to the Company's Form 8-K dated March 14, 1997 and incorporated herein by reference.

(2) Filed as an exhibit of the same number to the Company's Registration Statement on Form SB-2 (SEC File No. 333-37879) and incorporated herein by reference.

(3) Filed as an exhibit of the same number to the Company's Registration Statement on Form SB-2 (SEC File No. __________)


(B)     REPORTS ON FORM 8-K

        None.

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBALNET FINANCIAL.COM, INC.


                                   By: /s/ RONALD B. KOENIG
                                       ---------------------------------------
                                       Ronald B. Koenig, Chairman of the Board
                                       and Co-Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   SIGNATURE                        TITLE                           DATE
   ----------                     ---------                        ------

/s/ STANLEY HOLLANDER
---------------------      Co-Chief Executive Officer,          April 15, 1999
Stanley Hollander          President and Director


/S/ ALAN L.JACOBS
--------------------       Executive Vice President             April 15, 1999
Alan L. Jacobs             and Director


/s/ MICHAEL C. JACOBS
---------------------      Chief Operating Officer,             April 15, 1999
Michael C. Jacobs          Secretary  and Treasurer
                           (Principle Financial and
                           Accounting Officer)

/s/ JAY J. MATULICH
--------------------       Senior Vice President                April 15, 1999
Jay J. Matulich


/s/ N. BULENT GULTEKIN
----------------------     Director                             April 15, 1999
N. Bulent Gultekin

Contents
                                                                        PAGE
                                                                        ----

CONSOLIDATED FINANCIAL STATEMENTS

  Independent auditors' report......................................... F-2

  Balance sheet as of December 31, 1998................................ F-3

  Statements of operations for the years
   ended December 31, 1998 and 1997.................................... F-4

  Statements of changes in stockholders' equity for the years ended December 31, 1998 and 1997.................................... F-5

  Statements of cash flows for the years
   ended December 31, 1998 and 1997.................................... F-6

  Notes to financial statements........................................ F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
GlobalNet Financial.Com, Inc.
Boca Raton, Florida


We have audited the accompanying consolidated balance sheet of GlobalNet Financial.com, Inc. (formerly Microcap Financial Services.Com, Inc.) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of GlobalNet Financial.com, Inc. (formerly Microcap Financial Services.Com, Inc.) and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.





New York, New York
February 5, 1999

With respect to Note N
April 13, 1999

GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES
(formerly Microcap Financial Services.Com, Inc.)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998
(Notes A and B)

ASSETS
Current assets:
   Cash and cash equivalents (Note C[8])                      $1,941,774
   Restricted cash (Note L[1])                                   104,664
   Due from broker                                                44,930
   Securities owned at market value
     (cost $551,000) (Note C[6])                                 552,719
   Securities not readily marketable,
     at fair value (cost $1,217,525)                             132,492
   Prepaid expenses                                               61,438
                                                              ----------
      Total current assets                                     2,838,017

Furniture, fixtures, equipment, and leasehold improvements
  (net of accumulated depreciation of $57,890)
  (Notes C[1] and D)                                             290,113
Licensing and promotion agreements, net of accumulated
  amortization of $26,459 (Note E)                               354,726
Other assets                                                      22,154
                                                              ----------
                                                              $3,505,010
                                                              ==========

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                      $  607,656
   Deferred revenue                                                5,000
   Dividends payable - preferred stockholders                     38,154
   Dividends payable - common stockholders                       572,625
                                                              ----------
     Total current liabilities                                 1,223,435
                                                              ----------

Commitments and other matters (Notes I, J, L and N)

STOCKHOLDERS' EQUITY (NOTES A, F, G, H, AND N)
Preferred stock - $.001 par value;
  200,000 shares authorized, none outstanding
Class B common stock - $.001 par value;
  25,000,000 shares authorized, none outstanding
Common stock - $.001 par value; 100,000,000 shares
  authorized; 44,337,896 shares issued                            44,337
Additional paid-in capital                                     8,852,862
Accumulated deficit                                           (6,298,121)
Unearned compensatory costs                                     (276,253)
Accumulated other comprehensive loss                             (11,250)
Treasury stock - at cost (15,000 common shares)                  (30,000)
                                                              ----------
                                                               2,281,575
                                                              ----------
                                                              $3,505,010
                                                              ==========

See notes to financial statements

GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES
(formerly Microcap Financial Services.Com, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                     ---------------------------
                                                        1998            1997
--------------------------------------------------------------------------------
Revenue (Notes B, C[6] and C[9]):
   Consulting fees                                   $  405,071     $  359,914
   Private placement fees                             1,283,027      3,383,137
   Net realized and unrealized loss on marketable
    and not readily marketable securities              (437,060)      (448,971)
   Gain on debt settlement                                              39,804
   Interest income                                       30,309         94,170
                                                    -----------    -----------
                                                      1,281,347      3,428,054
                                                    -----------    -----------
Operating expenses:
   Commission                                           286,381        859,844
   General and administrative                         3,941,773      3,448,980
   Equity in loss of unconsolidated affiliate
     and write-down of advance
     (net gain on sale of $3,931)                        61,069         86,115

Write-down of advances to unconsolidated affiliate                      35,000
                                                    -----------    -----------
                                                      4,289,223      4,429,939
                                                    -----------    -----------
Net loss                                             (3,007,876)    (1,001,885)
                                                    -----------    -----------
Less cumulative preferred dividend                                     (29,624)
                                                    -----------    -----------
Net loss attributable to common stockholders        $(3,007,876)   $(1,031,509)
                                                    ===========    ===========
Basic and diluted loss per common share
 (Note C[4])                                           $(0.12)        $(.07)
                                                       =======        ======

Weighted average number of common shares
 outstanding - basic and diluted (Note C[4])         25,233,000     15,655,000
                                                    ===========    ===========

See notes to financial statements

GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES
(formerly Microcap Financial Services.Com, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (NOTES A AND B)

                                                                                   SERIES A              SERIES B
                                                            CLASS B              CONVERTIBLE            CONVERTIBLE
                                   COMMON STOCK           COMMON STOCK            PREFERRED              PREFERRED       ADDITIONAL
                              ---------------------   --------------------    ------------------    -------------------   PAID-IN
                                SHARES      AMOUNT      SHARES    AMOUNT      SHARES     AMOUNT      SHARES    AMOUNT      CAPITAL
                                ------      ------      ------    ------      ------     ------      ------    ------      -------

BALANCE - DECEMBER 31, 1996   2,549,000  $3,088,260   11,349,666  $334,803   4,001,334  $560,187    1,080,000  $226,800

Consulting expense
 attributable                                                                                                               $35,417
 to warrants
 (Note G)

Dividends declared

Recapitalization
 resulting from the
 acquisition of
 Microcap Financial
 Services.Com, Inc.            297,094                                                                                      (46,322)

Issuance of
 common stock
 (Note F[4])                   549,496    922,075

Collection of
 subscription
 Receivable

Issuance of common stock
 to settle debt
 (Note I)                        2,906      6,539

June 1997, exchange of
shares of no par
shares for $.001 par
value shares                           (4,013,476)                (323,453)                                               4,336,929

Conversion of
Series A and B
preferred
stock into Class B
common stock (Note F[1])                              5,081,334      5,081  (4,001,334) (560,187)  (1,080,000) (226,800)    781,906

Purchase of
common stock
(Note F[6])

Net loss
------------------------------------------------------------------------------------------------------------------------------------

BALANCE -
DECEMBER 31, 1997           3,398,496     3,398      16,431,000     16,431           0         0            0        0    5,107,930

Sale of common stock
(Note F[4])                23,248,400    23,248                                                                           2,880,692

Collection of
subscription
receivable

Shares issued
to acquire
securities
(Note F[6])                 1,000,000    1,000                                                                              135,000

Value of options
issued as
compensation
to consultants                                                                                                              247,000

Value of
warrants issued
to consultant
(Note F[6])                                                                                                                 117,500

Value of stock
issued to a
former employee
(Note F[6])                   100,000      100                                                                              124,900

Value of stock
issued to
consultant
(Note F[6])                   160,000      160                                                                              239,840

Conversion of
Class B common stock       16,431,000   16,431    (16,431,000)    (16,431)

Dividends declared

Net loss

Other comprehensive loss

Unrealized loss
on securities
(Note F[6])

Comprehensive loss
------------------------------------------------------------------------------------------------------------------------------------
BALANCE -
DECEMBER 31, 1998          44,337,896  $44,337              0         $ 0         0    $    0       0      $0            $8,852,862
====================================================================================================================================






                                                                        ACCUMULATED
                             UNEARNED                                       OTHER
                           COMPENSATORY  COMPREHENSIVE   ACCUMULATED    COMPREHENSIVE    SUBSCRIPTION    TREASURY STOCK
                              COSTS          LOSS          DEFICIT          LOSS          RECEIVABLE    SHARES   AMOUNT     TOTAL
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1996                              $  (718,616)                    $ (55,600)                      $3,435,834

Consulting expense
 attributable
 to warrants
 (Note G)                                                                                                                    35,417

Dividends declared                                          (805,083)                                                      (805,083)

Recapitalization
 resulting from the
 acquisition of
 Microcap Financial
 Services.Com, Inc.                                                                           2,000                         (46,322)

Issuance of
 common stock
 (Note F[4])                                                                                                                922,075

Collection of
 subscription
 Receivable                                                                                                                   2,000

Issuance of common stock
 to settle debt
 (Note I)                                                                                                                     6,539

June 1997, exchange of
shares of no par
shares for $.001 par
value shares                                                                                                                      0

Conversion of
Series A and B
preferred
stock into Class B
common stock (Note F[1])                                                                                                          0

Purchase of
common stock
(Note F[6])                                                                                            15,000  $(30,000)    (30,000)

Net loss                                                  (1,001,885)                                                    (1,001,885)

------------------------------------------------------------------------------------------------------------------------------------

BALANCE -
DECEMBER 31, 1997                                         (2,525,584)                      (53,600)    15,000   (30,000)  2,518,575

Sale of common stock
(Note F[4])                                                                                                               2,903,940

Collection of
subscription
receivable                                                                                  53,600                           53,600

Shares issued
to acquire
securities
(Note F[6])                                                                                                                 136,000

Value of options
issued as
compensation
to consultants                                                                                                              247,000

Value of
warrants issued
to consultant
(Note F[6])                   $(96,253)                                                                                      21,247

Value of stock
issued to a
former employee
(Note F[6])                                                                                                                 125,000

Value of stock
issued to
consultant
(Note F[6])                   (180,000)                                                                                      60,000

Conversion of
Class B common stock                                             (764,661)                                                        0

Dividends declared

Net loss                                      $(3,007,876)     (3,007,876)                                                 (764,661)

Other comprehensive loss                                                                                                 (3,007,876)

Unrealized loss
on securities
(Note F[6])                                       (11,250)                        $(11,250)                                 (11,250)

Comprehensive loss                            $(3,019,126)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE -
DECEMBER 31, 1998         $(276,253)                          $(6,298,121)        $(11,250)      $0  15,000  $ (30,000)  $2,281,575
====================================================================================================================================


GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES
(formerly Microcap Financial Services.Com, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                     ---------------------------
                                                        1998            1997
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(3,007,876)    $(1,001,885)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                     142,576          63,486
      Equity in loss of unconsolidated affiliate         65,000         121,115
        and write-down of advances
      Compensation to consultants and former            453,247
        employee paid with stock and options
      Valuation of warrants for consulting                               35,417
      Change in unrealized depreciation of              438,261         633,802
        securities
      Realized gains on securities                       (1,201)       (184,831)
      Gain on sale of unconsolidated affiliate           (3,931)
      Gain on debt settlement                                           (39,804)
      Compensation paid with securities                                 283,432
      Receipt of securities in payment of fees         (187,500)     (1,583,141)
      Loss on disposal of fixed assets                                   46,286
      Accrued interest                                                   (9,000)
      Changes in:
         Due from broker                                228,201        (273,131)
         Prepaid expenses and other assets             (462,777)         (2,000)
         Accounts payable and accrued expenses          428,405         128,251
         Deferred revenue                               (69,038)         74,038
                                                    -----------     -----------
           Net cash used in operating activities     (1,976,633)     (1,707,965)
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                           (128,727)       (266,811)
   Proceeds from sale of securities                     516,015         273,132
   Proceeds from sale of unconsolidated affiliate         3,931
   Loans to affiliates                                                 (225,000)
   Repayment of loan from affiliates                    209,000          25,000
   Investment in securities                             (64,480)       (563,950)
   Investment in restricted cash                         (2,330)         (2,334)
                                                    -----------     -----------
           Net cash provided by (used in)
             investing activities                       533,409        (759,963)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock         2,903,940         924,075
     and preferred stock
   Proceeds from the subscription receivable             53,600
   Cash acquired in recapitalization                                         21
   Dividends paid                                      (383,201)       (575,764)
   Purchase of treasury stock                                           (30,000)
                                                    -----------     -----------
           Net cash provided by financing
             activities                               2,574,339         318,332
                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         1,131,115      (2,149,596)
Cash and cash equivalents at beginning of period        810,659       2,960,255
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 1,941,774     $   810,659
                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
 TRANSACTIONS:
   Common stock issued to settle debt                               $    45,343
   Dividends declared but not paid                  $   572,625     $   229,319
   Common stock issued to acquire securities        $   136,000
   Other comprehensive income - unrealized loss     $    11,250

See notes to financial statements

GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES
(formerly Microcap Financial Services.Com, Inc.)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998


NOTE A - THE CORPORATION

GlobalNet Financial.com, Inc. (the "Company" or "GLBN") formerly Microcap Financial Services.Com, Inc., prior to that Capital Growth Holdings, Ltd. and prior to that Galt Financial Corporation, was incorporated in the State of Colorado on June 15, 1987. On March 14, 1997, GLBN, an inactive company, acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG") (a company formed in February 1996), a Delaware corporation and member of the National Association of Securities Dealers, Inc. The acquisition was consummated through an exchange of shares that resulted in the former ICG shareholders receiving control of GLBN the transaction has been treated as a recapitalization. In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by GLBN in the transaction while ICG's historical accumulated deficit was carried forward. In 1997, after the recapitalization, a Colorado corporation, was merged into a Delaware corporation, Capital Growth Holdings, Ltd. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICG and the wholly owned subsidiary of ICG, Microcap1000.Com Ltd. ("MCAP 1000"). All significant intercompany transactions and balances have been eliminated.


A.  NOTE B - NATURE OF BUSINESS

The Company and its subsidiary have two reportable segments. The Company operates as a broker/dealer and its subsidiary operates an internet web-site. The Company generates revenues by acting as a placement agent in private financings and as a financial consultant to various companies. Two customers accounted for approximately 33% and 38% of the Company's consulting and private placement fees earned during the year ended December 31, 1998. The Company's wholly owned subsidiary, MCAP 1000 provides comprehensive, internet-based electronic publishing of unique content on the MicroCap sector, generated by analysts and money managers ("MC1000 Gurus"); internet investor access for public companies; and broadcasts over the internet through video-streamed netcasts of various financial programs. The Company also maintains their proprietary MicroCap1000 Index, a real-time index following the stock performance of 1000 companies with market capitalizations of between $25 million and $500 million. During the year ended December 31, 1998, MCAP 1000 incurred approximately $863,000 of expenses which are included in general and administrative expenses.

Information with respect to reportable segments follows:

                                             DECEMBER 31, 1998
                             --------------------------------------------------
                             CORPORATE    BROKER/DEALER   WEB-SITE      TOTAL
                             ---------    -------------   --------   ----------

Revenues from external                      $1,683,098    $  5,000   $1,688,098
  customers
Interest revenue             $  13,444          16,865                   30,309
Depreciation and                               104,117      38,459      142,576
  amortization
Equity in loss of
  unconsolidated
  affiliate, net                                65,000                   65,000
Segment loss                  (695,806)     (1,453,582)   (858,488)  (3,007,876)
Significant noncash items:
  Unrealized depreciation
    of securities               11,250         438,261                  449,511
  Compensation paid with
    stock, warrants
    and options                 81,247                     372,000      453,247
Segment assets               2,073,139         890,863     541,008    3,505,010
Expenditures for
  long-lived assets                                284     128,443      128,727

                                                DECEMBER 31, 1997
                                   --------------------------------------------
                                    CORPORATE     BROKER/DEALER        TOTAL
                                    ---------     -------------     ----------
Revenues from external customers                    $3,734,051      $3,734,051
Interest revenue                    $  20,200           73,970          94,170
Depreciation and amortization                           63,486          63,486
Equity in loss of unconsolidated                       121,115         121,115
  affiliate, net
Segment loss                          (35,913)        (965,972)     (1,001,885)
Significant noncash items:
   Unrealized depreciation of                         (633,802)       (633,802)
     securities
   Compensation paid with                              283,432         283,432
     securities
Segment assets                        209,000        2,792,183       3,001,183
Expenditures for long-lived assets                     266,811         266,811


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     Furniture, fixtures, and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

[2]  USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[3]  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of cash and cash equivalents, due from broker, restricted cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

[4]  NET LOSS PER COMMON SHARE:

     Net loss per common share is based on the weighted average number of common shares and Class B common shares outstanding during the year. Common stock equivalents representing options and warrants and convertible securities have not been included as they would be antidilutive. Net loss attributable to common stock in 1997 was adjusted to reflect cumulative dividends on preferred shares outstanding.

[5]  COMPREHENSIVE LOSS:

     The Company adopted Statement of Financial Accounting Standards
     "SFAS No. 130" "Reporting Comprehensive Income" in the year ended December 31, 1998. SFAS 130 requires presentation of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components.

[6]  VALUATION OF SECURITIES:

     Securities held by GLBN are classified as available-for-sale and are recorded at their market value. Unrealized gains and losses on securities held by GLBN are recorded as other comprehensive income.

     Unrealized gains and losses on securities held by ICG are recognized as operating income or loss in the statement of operations. Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by the management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation.

     The values of securities owned by the Company can change substantially because of volatility in the price of each security, changes in the business prospects of the issuer of the securities, specific events influencing the operations of the issuer of the securities, and various other circumstances outside the security issuer's control. Accordingly, the value of the securities could decline so that a loss would be required to be recognized for the total carrying amount of such securities.

     Included in securities owned at market value is the common stock of Worlds, Inc. The carrying amount of the investment in Worlds, Inc. is $427,969. Worlds, Inc. is subject to the reporting requirements of the U.S. Securities and Exchange Commission.

     Unaudited summarized financial information of Worlds, Inc.
     (a development stage enterprise) is as follows:

                                                DECEMBER 31,
                                                   1998
                                                -----------
                                                (UNAUDITED)

         Current assets                         $1,693,766
         Noncurrent assets                         214,246
         Current liabilities                     1,012,887
         Noncurrent liabilities                  1,875,018

                                               TWELVE MONTHS
                                                   ENDED
                                                DECEMBER 31,
                                                    1998
                                                -----------
                                                (UNAUDITED)

        Income statement data:
           Net revenues                         $   29,110
           Gross loss                                 (169)
           Operating loss before
             extraordinary item                 (2,821,228)
           Net loss                             (2,648,681)


[7]  INVESTMENT IN AND ADVANCES TO AN UNCONSOLIDATED AFFILIATE:

     The Company had a 50% equity interest in an unconsolidated affiliate, Capital Growth (Europe) Limited ("CGE") which the Company accounted for using the equity method of accounting. On May 19, 1998, the investment was sold for $3,931.

[8]  CASH EQUIVALENTS:

     The Company considers all liquid short-term investments with original maturities of three months or less to be cash equivalents.

[9]  REVENUE RECOGNITION:

     Consulting and private placement fees are recorded when earned.
     In addition, the Company earns fees in the form of securities. These securities are valued at market on the date they are earned. Security transactions are recorded on a trade date basis.

[10]  STOCK-BASED COMPENSATION:

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 whereby compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount and employee must pay to acquire the stock.

NOTE D - FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

At December 31, 1998, fixed assets consist of the following:

        Furniture and fixtures           $  89,802
        Equipment                           30,695
        Software                           108,000
        Leasehold improvements
          (located in Europe)              119,506
                                         ---------

                                           348,003
        Less accumulated depreciation       57,890
                                         ---------


NOTE E - LICENSING AND PROMOTION AGREEMENTS

Licensing and promotion agreements are being amortized on a straight-line basis over the 1 and 2 year term of the related agreements.


NOTE F - STOCKHOLDERS' EQUITY

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

     The holders of Series A and B preferred stock were entitled to a preferential cumulative dividend which began accruing on October 12, 1996 equal to 5% of the liquidation preference per annum and share equally with the Class B common stock in any dividends declared thereon.
     The Series A and B had a liquidation preference of $.14 and $.21 per share, respectively.

     On October 12, 1997, each share of the Company's 4,001,334 shares of Series A preferred stock and 1,080,000 shares of Series B preferred stock converted into shares of Class B common stock on a one-for-one basis, at which time the 5% per share annual dividend that accrued thereon ceased to accrue and became due and payable on October 24, 1997, out of funds legally available therefor.

[2]  CLASS B COMMON STOCK:

     The holders of the Class B common stock were entitled to one vote per share. The Class B common stock, which was junior in priority with respect to dividends to the common stock, converted into common stock on a one-for-one basis on December 31, 1998.

[3]  DIVIDEND:

     In March 1997, the Board of Directors declared an annual dividend as modified of $.225 per share of common stock, for the calendar years ended 1998 and 1997, accruing as of January 1, 1997, payable commencing June 30, 1997, and on a quarterly basis thereafter, to be paid after payment of any dividends due on all classes of stock with priority over common stock subject to any operating restrictions. In addition, the Board of Directors determined that any dividend declared on Class B common stock will be subject to a $.20 per share limitation on annual dividends in 1998.

[4]  PRIVATE PLACEMENT:

     On December 7, 1998, the Company completed a private offering of its common stock at $.125 per share. The Company issued a total of 23,248,400 shares of common stock, which yielded net proceeds of approximately $2,904,000.

     On March 27, 1997, the Company completed a private offering of its common stock at $2.25 per share. The Company issued a total of 549,496 shares of common stock which yielded net proceeds of approximately $922,000. A placement fee of approximately $74,000 was paid to Capital Growth International, LLC ("CGI"), an affiliate of the Company (Note I). In connection therewith, the Company agreed to issue warrants to purchase 24,984 shares of common stock as partial compensation to certain nonaffiliated sub-placement agents. Each warrant is exerciseable to purchase one share at $4.00 per share (subject to adjustment) through March 2000.

[5]  TREASURY STOCK:

     In March and May 1997, the Company purchased an aggregate of 15,000 shares of common stock and 12,500 warrants from the original holders at its approximate fair value.

[6]  NONCASH TRANSACTIONS:

     In October 1998, the Company issued 250,000 five-year warrants with an exercise option of $1.00 per warrant for consulting services for a period of two years. These warrants which vest immediately were valued at their fair value of $.47 per warrant using the Black-Scholes pricing model with the following assumptions: interest rate 8.47%, dividend yield of 0%, volatility factor of .75 and an average expected life of five years. The unearned portion of the agreement of $96,253 is recorded as deferred compensatory costs.

     In November of 1998, the Company issued 1,000,000 shares of common stock for 2,500,000 shares of common stock of Atlantic Caspian Resources, a public company in Great Britain. The Company valued the transaction at the fair value of the shares received of $.0544 per share on the date of the exchange. The securities are classified as available for sale and are included in securities owned at market value. The Company has reported an unrealized loss on the stock of Atlantic Caspian Resources in the amount of $11,250, which is classified as other comprehensive loss in the financial statements.

     In December of 1998, the Company issued 160,000 shares of common stock for consulting services. The shares were valued at their fair market value of $1.50 on the date the agreement was executed. The unearned portion of the consulting agreement is recorded as deferred compensatory costs.

     In December of 1998, the Company issued 100,000 shares of common stock to a former employee. The shares were valued at their fair market value of $1.25 on the date the shares were issued.

1.   NOTE G - WARRANTS

In October 1996, the Company raised $3,250,000 through the sale of units in a private placement. Each unit was sold for $50,000 and consisted of 25,000 shares of common stock and 25,000 redeemable warrants. At December 31, 1997, the Company had 1,612,500 redeemable warrants issued and outstanding. Each redeemable warrant entitles the registered holder to purchase one share of common stock at an initial exercise price of $4.00 per share (subject to adjustment for stock splits, combination and reclassifications) at any time prior to redemption from October 1996 until October 1999.

In addition, the Company issued 24,984 redeemable warrants to sub-placement agents in connection with the Company's March 1997 private placement (Note F[4]). Each warrant is exerciseable into common stock at a price of $4.00 per share at any time prior to redemption through March 2000.

In addition, the Company agreed to issue 250,000 redeemable warrants in exchange for consulting services to be rendered on behalf of the Company. The consulting warrants vest at the rate of 125,000 per annum on a pro rata basis based upon the number of months that such consulting services are provided to the Company. Consulting services were provided for a 5 month period and therefore 52,083 warrants were issued. Each consulting warrant is exercisable to purchase one share of Class B common stock at an exercise price of $2.00 per share at any time prior to redemption through November 3, 1999. The issuance has resulted in a charge to operations of $35,417 in 1997 based on the fair value of the warrant ($.68 per warrant). The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate of 5.92%, dividend yield of 0%, volatility factor of .30 and average expected life of three years.

The above warrants may be redeemed by the Company at $.05 per redeemable warrant subject to certain conditions and the closing bid price of the common stock trades at least $6.00 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

A summary of the Company's warrants and related information for the years ended December 31, 1998 and 1997 are as follows:

                                         WEIGHTED                      WEIGHTED
                           YEAR ENDED    AVERAGE       YEAR ENDED      AVERAGE
                          DECEMBER 31,   EXERCISE     DECEMBER 31,     EXERCISE
                             1998         PRICE           1997           PRICE
                           --------      --------       --------       --------
  Outstanding at
    beginning of period    1,689,567      $3.94        1,875,000         $3.73
  Granted or exchanged       250,000       1.00        1,899,984          3.74
  Expired or exchanged                                (2,085,417)         3.57
                          ----------                  ----------
  Outstanding at
    end of period          1,939,567       3.56        1,689,567          3.94
                           =========                   =========
   Exercisable at
    end of period          1,939,567                   1,689,567          3.94
                           =========                   =========
  Weighted average
    remaining months
    of contractual life
    at year end               13                          22
                            ======                      ======

NOTE H - STOCK OPTION PLAN

     On January 7, 1997, the Company adopted a stock option plan (the "1997 Plan") for granting of options to purchase up to 1,500,000 shares of Class B common stock, pursuant to which employees, directors and consultants are eligible to receive incentive and/or nonqaulified stock options. Options granted under the 1997 Plan are exerciseable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant. In connection with the exchange of shares referred to in Note A, ICG option holders exchanged 635,000 options for options under the 1997 Plan.

     On August 15, 1998, the Company terminated the 1997 Plan.

     On October 29, 1998, the Company adopted a stock option plan (the "1998 Plan") subject to stockholder approval for granting options to purchase up to 10,000,000 shares of common stock, pursuant to which employees, consultants, independent contractors, officers and directors are eligible to receive incentive and/or nonqualified stock options. Options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owing more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant. Options issued to employees and directors vest 20% on the date of issuance and 80% on the anniversary date of the grant. Options issued to consultants vest immediately.

     Stock option activity under the 1997 Plan and 1998 Plan is summarized as follows:

                                          YEAR ENDED DECEMBER 31,
                             --------------------------------------------------
                                  1998                           1997
                             ----------------------     -----------------------
                                         WEIGHTED                      WEIGHTED
                                         AVERAGE                       AVERAGE
                                         EXERCISE                      EXERCISE
                               SHARES     PRICE           SHARES         PRICE
                             --------    --------        --------     --------
   Options outstanding at
     beginning of year        635,000     $2.00           660,000        $2.00
   Granted or exchanged     6,781,000      0.37           635,000         2.00
   Exercised
   Cancelled                 (635,000)     2.00          (660,000)        2.00
                           ----------                   ---------
   Options outstanding
     at end of year         6,781,000      0.37           635,000         2.00
                           ==========                   =========

   Options exercisable
     at end of year         1,981,000                     211,667
                           ==========                   =========

     The following table presents information relating to stock options outstanding at December 31, 1998.

                         OPTIONS                                OPTIONS
                       OUTSTANDING                            EXERCISABLE
      ---------------------------------------------      ----------------------
                                          WEIGHTED
      RANGE                  WEIGHTED     AVERAGE                     WEIGHTED
        OF                    AVERAGE    REMAINING                    AVERAGE
     EXERCISE                EXERCISE     LIFE IN                     EXERCISE
     PRICE       SHARES       PRICE        YEARS         SHARES        PRICE
     ------    ---------      -----        -----        ---------      -----
     $ .25       775,000      $.25         1.78           375,000       $.25
     $ .375    5,850,000       .375        3.51         1,450,000        .375
     $ .81       156,000       .83         2.36           156,000        .83
               ---------                                ---------
     $1.25
               6,781,000       .37         3.29         1,981,000        .39
              ==========                               ==========

     At December 31, 1998, 3,219,000 options were available for grant under the 1998 Plan. In addition, the Company must issue 550,000 options to certain consultants which vest when certain milestones are achieved.

     The weighted average fair value at date of grant for options granted during 1998 was $.17 per option. No options were granted in 1997. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                            1998
                                       -------------
      Risk-free interest rates         4.01% to 5.24%
      Expected option life in years        2 to 5
      Expected stock price volatility        75%
      Expected dividend yield                 0%


     Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, net loss in 1998 and 1997 would have been approximately $3,314,000 and $1,185,000 or $(.13) and $(.08), respectively, per basic and diluted loss per share.

     On January 4, 1999, the Company issued 1,025,000 stock options to certain employees.


NOTE I - RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1998 the Company paid consulting fees of $234,000 to two stockholders of the Company.

     Capital Growth International LLC ("CGI"), a company owned by certain of the ICG directors, utilizes space at the Company's offices without charge. Such space was not considered significant for the years ended December 31, 1998 and 1997. During the year ended December 31, 1998, the Company received net consulting fees of $23,000 from CGI.

     In March 1997, an aggregate of $46,343 of notes and accrued interest due to stockholder and former officers were exchanged for 2,906 shares of common stock. The shares were valued at their fair value of $6,539 ($2.25 per share) and a gain of $39,804 was recorded.

     In March 1997, the Company loaned $200,000 at an interest rate of 6% per annum to an entity controlled by Messrs. Ronald B. Koenig and Stanley Hollander, two of the Company's directors. The transaction was approved by the independent members of the Board of Directors. The loan and the related interest was repaid on April 9, 1998.

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

     (See also Note F[4].)


NOTE J - NET CAPITAL REQUIREMENTS

     ICG is subject to the Securities Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 percent of aggregate indebtedness or $5,000. At December 31, 1998, ICG had net capital of $33,709 which was in $18,657 in excess of its required net capital.


NOTE K - EXEMPTION FROM RULE 15C3-3

     ICG is exempt from the reserve requirement of the Securities Exchange Commission's Rule 15c3 -3 pursuant to Section 15c3-3(k)(2)(ii).


NOTE L - COMMITMENTS

[1]  LETTER OF CREDIT:

     The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of CGE. The letter of credit is secured by a money market account.

[2]  LEASES:

     The Company is obligated for annual minimum rentals under leases for office space as follows:

        YEAR ENDING
        DECEMBER 31,
        ------------
           1999               $  98,000
           2000                  92,000
           2001                  24,000
                              ---------

     Rent expense was approximately $250,000 and $259,000 for the years ended December 31, 1998 and 1997, respectively.

[3]  RETIREMENT PLAN:

     Effective January 1, 1997, the Company has a 401(k) profit-sharing plan covering all eligible employees as defined in the Plan. Contributions are made at the discretion of employees. The Company contributes 50% of the employee's contribution amount to the plan. Pension expense for the years ended December 31, 1998 and 1997 was approximately $15,000 and $21,000, respectively.


NOTE M - PROVISION FOR TAXES

     At December 31, 1998, the Company and its subsidiary had available for federal income tax purposes net operating loss and capital loss carryforwards of approximately $2,791,000 and $338,000, respectively. The net operating loss carryforwards expire from 2011 through 2018. The capital loss carryforward expires in 2003. The difference between the net loss for financial reporting purposes and the net operating loss for tax purposes is primarily due to unrealized loss on marketable securities and value attributable to warrants/options not currently deductible for tax purposes. The Company has provided a valuation reserve against the full amount of the net operating loss benefit of $1,116,000, capital loss benefit of $128,000 and the benefit of $664,000 from temporary differences, since the likelihood of realization cannot be determined.

     The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in a valuation allowance of $1,124,000 and $394,000 in 1998 and 1997, respectively.

     D. Section 382 of the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes occur in stockholder ownership interests. Although the Company has not performed a detailed analysis, management believes that such limitations will apply as of December 31, 1998 as a result of changes in stockholder ownership interests during 1998. Accordingly, the Company would be subject to a significant annual limitation on the utilization of its net operating losses.

NOTE N - SUBSEQUENT EVENTS

     On January 7, 1999, the Company issued 275,000 shares of common stock in lieu of payment of $308,000 for services rendered by a consultant during the year ended December 31, 1998.

     On January 27, 1999, the Company entered into a content supply agreement. Upon execution of the agreement, the Company granted 2,000,000 warrants to purchase common stock at an exercise price of $1.00 per warrant for a term of three years and paid $207,250. The Company valued these warrants at approximately $4,007,000.

     On February 9, 1999, the Company granted 840,000 options to purchase common stock to a consultant. The consultant will receive an additional 840,000 options throughout the term of the agreement. The Company valued these warrants at approximately $921,000.

     The fair market value of common stock, options and warrants issued in connection with the above consultant agreements will be typically recorded as expense within twelve months of the execution of the related agreements.

     The Company sold 2,325,400 shares of common stock on February 10, 1999 in a series of private placements yielding net proceeds of approximately $2,325,400.

     On March 31, 1999, the Company entered into a stock exchange agreement with Telescan, Inc. ("TSCN"). The agreement provides for the exchange of 5,176,161 unregistered shares of the Company's common stock, for 520,000 unregistered shares of TSCN's common stock. In addition, the Company entered into a stock option agreement with TSCN. The agreement provides TSCN a one year option to increase its ownership in the Company to 19.9% by acquiring additional shares at a purchase price of $3.75. In consideration thereof, the Company received 25,000 shares of TSCN common stock. The option is exercisable through March 30, 2000. In the event that there is a change in control as defined, the Company is required to redeem the option for cash in an amount equal to the number of unexercised options multiplied by the difference between the exercise price and consideration received by the Company's stockholders in connection with the change in control.

     Also, the Company entered into a service agreement with TSCN. TSCN will provide information and design services to the Company's internet sites for a term of two years. The agreement provides for the issuance of 1,577,491 shares of the Company's common stock to TSCN for these services as they are provided.

     On April 13, 1999, the Company acquired all of the outstanding shares of CGE for approximately $43,000 and $25,000 unregistered shares of the Company's Common Stock.

     On April 13, 1999, ICG was served with a complaint, in which it was named as a co-defendant to a lawsuit alleging damages of $990,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in a company called Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. Management believes that the claims against ICG are without merit and is vigorously opposing those claims, however, the outcome is presently underminable. In the opinion of management any potential liability with respect to this litigation will not materially affect the Company's financial position of results of operations.

                                EXHIBIT INDEX

        EXHIBIT                 DESCRIPTION
        -------                 -----------

          27.1           Financial Data Schedule