Form 10QSB
period 1999-03-31
GLOBALNET FINANCIAL COM INC
filed 1999-05-24
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

    FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 33-21443

                          GLOBALNET FINANCIAL.COM, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     06-1489574
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

7280 W. PALMETTO PARK ROAD, SUITE 202, BOCA RATON, FL                  33433
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (561) 417-8053
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

                     MICROCAP FINANCIAL SERVICES.COM, INC.
              (FORMER NAME, FORMER ADDRESS AND FORMAL FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

         CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

         YES [X]                        NO [ ]

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF MAY 17, 1999 WAS AS FOLLOWS: 64,545,626 SHARES OF COMMON STOCK.

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

OVERVIEW

         GlobalNet Financial.com, Inc. (the "Company" or "GLBN") is a global multimedia provider of online financial information and services to the investment community. The Company's U.S. based website, www.microcap1000.com, operated through its subsidiary MicroCap1000.com, Ltd. ("MicroCap1000"), focuses on companies with a market capitalization of under $500 million and is designed to be a leading source for information on the MicroCap sector. This website has nearly 165,000 registered users. The Company's first international site launched on April 28, 1999, www.ukinvest.com, is operated by its subsidiary, UK-iNvest.com, Limited ("UK-iNvest"). This website was developed through an alliance with Freeserve Limited, the United Kingdom's largest Internet Service Provider ("ISP") with more than 1.1 million active accounts and a subsidiary of Dixons Group, plc, the United Kingdom's largest electronics retailer. This site is the exclusive provider of investment information on the financial markets within Freeserve's money channel and provides information on a wide range of securities including all publicly listed stocks and bonds.

         The Company's goal is to be a worldwide provider of unique financial content and financial services. The Company intends to achieve this goal by developing a series of websites which will provide information on the major world markets. Once developed, management believes these websites will position GlobalNet as a portal for worldwide market information and global investing. Such a portal would enable subscribers to access information about the different markets throughout the world. Towards this end, GlobalNet is seeking to replicate the model it created for UK-iNvest.com by establishing exclusive relationships with ISP's and search engines and portals throughout the globe, leveraging its expertise in providing unique content and investor services in partnership with entities which have large subscriber bases.

         The Company intends to leverage upon the traffic generated by our sites, as well as those of our strategic partners, to provide financial services, particularly on-line trading, to our viewers worldwide. As the initial step in implementing this plan, the Company has entered into a letter agreement with GRO Corporation ("GRO") of Houston, Texas, a NASD licensed broker/dealer which provides on-line Electronic Direct Access Trading ("E-DAT") services to institutional and individual accounts. Pursuant to this agreement the Company will acquire an equity interest in GRO and provide on-line trading services on our website and our affiliated website. GRO provides training and a system for providing remote E-DAT and execution for their clients. Direct Access Trading allows the customer to instantly enter and execute trades with stock exchanges, market makers and Electronic Communication Networks ("ECNs"). Management believes Direct Access Trading will complement the Company's internet based financial content and analytical tools. The closing of this transaction is subject to completion of due diligence, documentation and NASD approval.

The Company anticipates expanding into other areas of online and E-DAT trading.

         During 1999, GlobalNet and its subsidiaries entered into a number of joint ventures, content alliances and advertising agreements. Freeserve, Ltd., invested approximately $15.0 million in exchange for 13% of GLBN. Telescan, Inc. (Nasdaq: TSCN) acquired 9.9% of the then outstanding number of shares of GLBN as a result of a technology license agreement as well as a strategic share exchange. UK-iNvest.com, Ltd. hired 24/7 Media Europe as its advertising agency and entered into a co-branding agreement with the Motley Fool UK and TheStreet.com whereby The Motley Fool UK will provide a broad range of content on UK-iNvest.com. Further, MicroCap1000.com, Ltd. teamed up with Lycos whereby MicroCap1000 will be showcased through advertising within Lycos.com's Money Web Guide.

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements which represents the Company's expectation or beliefs, including statements regarding, among other things, (i) the Company's growth strategy or potential, (ii) anticipated trends in the Company's businesses, (iii) the Company's ability to compete with its competitors and (iv) the Company's profitability and projected financial condition. Any statements contained in this Prospectus that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "plan," "believe," "anticipate," "intent," "estimate" or "continue," the negative statements are based upon management's beliefs at the time they are made as well as assumptions made by management based upon information available to it. The current assumptions regarding the Company's operations, performance, development and results of its business include (i) the accuracy of estimates of anticipated increases in the Company's expenses due to implementation of the Company's business plan, (ii) the ability to attract subscribers and investor relations clients to its web site, (iii) the maintenance of market conditions affecting the Company's services, and (iv) appropriate regulatory approvals for certain corporate actions. Forward-looking statements are inherently subject to various risks and uncertainties, including those described above, as well as potential changes in economic or regulatory conditions that are largely beyond the Company's control. Should one or more of these risks materialize or changes occur, or should management's assumptions prove to be incorrect, the Company's actual results may materially vary from those anticipated or projected.

RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO
                        THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         For the three months ended March 31, 1999 total revenues decreased by $58,750 to $225,966 from $284,746 in the three months ended March 31, 1998. The revenues generated in the first quarter's of both 1999 and 1998 resulting primarily from activities of the Company's investment banking subsidiary, International Capital Growth, Ltd. ("ICG") which acted as placement agent and financial consultants for certain entities. The Company has shifted its focus from ICG to financial publishing. Revenues generated in the first quarter of 1999 result from the marking to market of ICG's portfolio of securities. The value of the portfolio increased by $394,850 generating revenue of $194,513 for the quarter ending March 31, 1999 compared to a loss of ($200,319) during the same period in 1998. This was primarily the result of the increase in value of one of the Company's portfolio positions, Common Stock of Worlds, Inc. The Company anticipates liquidating ICG's portfolio during 1999. Revenues generated from consulting fees decreased from $51,750 to $0. Interest income increased by $5,177 to $11,418 as compared to $6,241 during the same quarter in 1998.

OPERATING EXPENSES

         The Company's total operating expenses increased by $1,649,118, to $2,223,951 as compared to $574,833 during the comparable quarter in 1998. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.microcap1000.com) and the Company's U.K. website (www.ukinvest.com) and subsequent website development fees.

NET LOSS

         The Company's net loss for the three months ended March 31, 1999 increased by $1,687,898 from a net loss of ($310,087) for the three months ended March 31, 1998 to a net loss of ($1,997,985) for the three months ended March 31, 1999. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.microcap1000.com) and U.K. website (www.ukinvest.com) and subsequent web development expenses.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the Company's time-sensitive applications and business systems and our vendors may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in system failure or disruption of operations. An assessment of the Year 2000 exposure has been made by the Company and the plans to resolve the related issues are being implemented. The Company believes it will be able to achieve Year 2000 compliance in a timely manner. The Company also believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. Estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to correct all relevant applications and third party remediation plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

         The implementation of our business plan is capital intensive as a result of the costs incurred in launching financial oriented sites in new countries. In order to reduce these costs, the Company seeks to partner with and receive investments from strategic investors. To this end, in May 1999, the Company received an investment of approximately $15.0 million from its UK partner Freeserve, Ltd. and $5.0 million from an Italian Investment Consortium the Company is in discussions with to launch a financially oriented site in Italy. On March 31, 1999 the company acquired 545,000 shares of Common Stock of Telescan, Inc. ("Telescan") which was received through a share exchange agreement with Telescan, which at March 31, 1999 was valued at $9,333,125.

         In addition to the foregoing, capital for the Company has been provided by the investments made by the initial stockholder group and through private placements of the Company's securities. In February 1999, the Company raised net proceeds of approximately $2,575,400 in a private placement of 2,575,400 shares. In May 1999, the Company raised proceeds of $5,000,000 in a private placement of 2,500,000 shares. In May 1999 the Company received $14,765,338 from

Freeserve, Ltd. which represented the purchase of 6,382,669 shares of Common Stock at $2.00 per share and the exercise of a warrant to purchase 2,000,000 shares of Common Stock at $1.00 per share. In May, 1999, the Company raised an additional $897,000 in a private placement of 448,500 shares of Common Stock. The proceeds are being held for additional investment in MicroCap1000 and UK-iNvest and other websites we anticipate launching as well as for working capital.

         As of March 25, 1997, the Board of Directors declared an annual cumulative dividend of $.225 per share on the Common Stock for the calendar years 1997 and 1998. The dividend is due and payable to the holders of record on the day the Board of Directors adopted the resolution to pay such dividend and is subject to (1) the payment of dividends on any class of capital stock with priority over the Common Stock, (2) applicable net capital requirements and (3) restrictions under applicable law. The dividend, which began accruing as of January 1, 1997, was payable on a quarterly basis ending on December 31, 1998. Although we made all prior dividend payments in a timely manner, the Company has not yet made the June 30, 1998, September 30, 1998 and December 31, 1998 dividend payments.

         On October 12, 1997, each share of the Company's 4,001,334 shares of Series A Preferred Stock, par value $.001 per share (the "Series A Preferred Stock"), and 1,080,000 shares of 5% Cumulative Convertible Series B Preferred Stock, par value $.001 per share, converted into shares of Class B Common Stock. Pursuant to the terms of the Certificates of Designation of such preferred stock, the holders thereof were entitled to 5% per share annual cumulative dividends prior to payment of dividends on any other class of capital stock. The cumulative dividends on such preferred stock have accrued unpaid since October 12, 1997 and were payable on a quarterly basis commencing December 31, 1996 and on October 24, 1997, ten business days after the conversion thereof. The aggregate amount of such arrearage owned by us to the former holders of such preferred stock as of December 31, 1998 is $38,154.

         The Company does not anticipate declaring any additional dividends on any of our classes of capital stock. Any future dividend declarations and payments would be subject o the restrictions set forth above, approval of our Board of Directors and any contractual restrictions.

         The Company has no material capital commitments other than annual salaries to its executive officers and employees of approximately $1,547,200 and a letter of credit in the amount of $100,000 to secure future rent payments at the Company's London office. The Company currently has enough cash resources to enable it to meet its current obligations.

VARIABILITY OF RESULTS

         The Company anticipates that its future financial results will vary dramatically. This is the result of the start-up nature of MicroCap1000.com and UK-iNvest.com as well as the other web sites the Company anticipates launching.

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

                                            GLOBALNET FINANCIAL.COM, INC.

Dated: May 21, 1999                         By: /s/ DONALD B. KOENIG
                                               ---------------------------------
                                                    Ronald B. Koenig
                                                    Chairman

Dated: May 21, 1999                         By: /s/ MICHAEL S. JACOBS
                                               ---------------------------------
                                                    Michael S. Jacobs
                                                    Senior Vice President
                                                    (Chief Accounting Officer)

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                   A S S E T S

                                                                               MARCH 31, 1999     DECEMBER 31, 1998
                                                                               --------------     -----------------
                                                                                (UNAUDITED)
Assets:
     Cash and cash equivalents ........................................           2,555,304           1,941,774
     Restricted cash ..................................................             105,111             104,664
     Due from broker ..................................................              44,930              44,930
     Securities owned at market value .................................             890,774             552,719
     Securities not readily marketable, at fair value .................           9,447,343             132,492
     Prepaid Expenses .................................................             389,447              61,438
                                                                               ------------         -----------
     TOTAL CURRENT ASSETS .............................................          13,432,909           2,838,017
     Furniture, fixtures, equipment, and leasehold improvements .......             266,228             290,113
     Licensing and promotion agreements ...............................             450,337             354,726
     Other Assets .....................................................               7,138              22,154
                                                                               ------------         -----------
     TOTAL ASSETS .....................................................        $ 14,156,612         $ 3,505,010

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses ............................        $    165,578         $   607,656
     Dividends payable - preferred stockholders .......................              38,154              38,154
     Dividends payable - common stockholders ..........................             572,625             572,625
     Deferred revenue .................................................                   0               5,000
                                                                               ------------         -----------
     Total Liabilities ................................................             776,357           1,223,435

Stockholders' equity:
         Preferred Stock - $.001 par value; 20,000,000 shares
         authorized, none outstanding .................................                   0                   0
         Class B Common Stock - $.001 par value; 25,000,000
         authorized, none outstanding .................................                   0                   0
         Common Stock - $.001 par value, 100,000,000 shares authorized;
         52,634,457 issued; 44,337,896 issued
         as of 3/31/99 and 12/31/98, respectively .....................              52,634              44,337
Additional Paid in Capital ............................................          29,948,460           8,852,862
Accumulated Deficit ...................................................          (8,296,110)         (6,298,121)
Unearned compensatory and licensing costs .............................          (8,408,729)           (276,253)
Accumulated other comprehensive loss ..................................             114,000             (11,250)
Treasury Stock (15,000 Shares) ........................................             (30,000)            (30,000)
                                                                               ------------         -----------
     Total stockholders' equity .......................................          13,380,255           2,281,575
     T O T A L ........................................................        $ 14,156,612         $ 3,505,010
                                                                               ============         ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                     -----------------------------------
                                                                     MARCH 31, 1999       MARCH 31, 1998
                                                                     --------------       --------------
Revenues:
     Consulting fees .........................................                   0         $     51,750
     Advertising and MC1000 revenue ..........................              20,017                    0
     Private placement fees ..................................                   0              427,074
     Net realized and unrealized gain(loss) on marketable
          and not readily marketable securities ..............             194,531             (200,319)
     Interest income .........................................              11,418                6,241
                                                                      ------------         ------------
Total revenue ................................................        $    225,966         $    284,746
                                                                      ------------         ------------
Operating expenses
     General and administrative ..............................           2,223,951              574,833
     Write-Down of advances to unconsolidated affiliate ......                   0               20,000
                                                                      ------------         ------------
          Total operating expenses ...........................           2,223,951              594,833

Net loss .....................................................        $ (1,997,985)        $   (310,087)
                                                                      ============         ============


Basic and diluted loss per share .............................        $      (0.04)        $      (0.02)
                                                                      ============         ============

Weighted average common shares outstanding - basic and diluted
loss per share ...............................................          45,936,000           19,814,000
                                                                      ============         ============

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED STATEMENT OF
                               COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                     -----------------------------------
                                                                     MARCH 31, 1999       MARCH 31, 1998
                                                                     --------------       --------------
Net Loss                                                              $(1,997,985)           $(310,087)
Other Comprehensive Income:
   Unrealized gain on available for sale securities                       125,250
                                                                      -----------            ---------
Comprehensive Loss                                                    $(1,872,735)           $(310,087)
                                                                      ===========            =========

                       SEE NOTES TO FINANCIAL STATEMENTS

                          GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                      --------------------------------
                                                                                      MARCH 31, 1999    MARCH 31, 1998
                                                                                      --------------    --------------
Cash flows from operating activities:
     Net loss ..................................................................        (1,997,986)        (310,087)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
           Depreciation and amortization .......................................           137,385           14,929
           Equity In loss of unconsolidated affiliate and write-down of advances                 0           20,000
           Compensation to consultants paid with stock and options .............           736,333                0
           Change in unrealized depreciation of securities .....................          (194,531)         200,319
           Receipt of securities in payment of fees ............................                 0         (187,500)
          Changes in:
               Due from broker .................................................                 0          136,987
               Prepaid expenses and other assets ...............................          (522,107)           2,000
               Accounts payable and accrued expenses ...........................          (115,517)         (47,551)
               Deferred revenues ...............................................            (5,000)         (10,096)
                                                                                        ----------         --------
                     Net cash (used in) operating activities ...................        (1,961,423)        (180,999)
                                                                                        ----------         --------
Cash flows from investing activities:
     Proceeds from sale of securities ..........................................                 0          135,970
     Investment in restricted cash .............................................              (447)            (675)
                                                                                        ----------         --------
                     Net cash (used in) investing activities ...................              (447)        (135,295)
                                                                                        ----------         --------
Cash flows from financing activities:
     Proceeds from the issuance of common stock ................................         2,575,400
     Dividends paid ............................................................                 0         (191,165)
                                                                                        ----------         --------
                     Net cash provided by (used in) financing activities .......         2,575,400         (191,165)
                                                                                        ==========         ========
Net increase (decrease) in cash and cash equivalents ...........................           613,530         (236,869)
Cash and cash equivalents at beginning of period ...............................         1,941,774          810,659
                                                                                        ----------         --------
Cash and cash equivalents at end of period .....................................         2,555,304          573,790
                                                                                        ==========         ========

Noncash Transactions: See Note 9 with respect to settlement of certain obligations by issuance of securities and share exchange transaction with Telescan, Inc.

                       SEE NOTES TO FINANCIAL STATEMENTS

                          GLOBALNET FINANCIAL.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)

(1)      FINANCIAL STATEMENT PRESENTATION

The unaudited financial statements of GlobalNet Financial.com, Inc. (the "Company" or "GLBN") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results of the full fiscal year.

(2)      THE CORPORATION

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

(3)      NATURE OF BUSINESS

The Company and its subsidiaries have three reportable segments. The Company operates a broker/dealer and an internet web-site. The Company generates revenues by acting as a placement agent in private financings and as a financial consultant to various companies. The Company's wholly owned subsidiary, MCAP 1000 provides comprehensive, internet-based electronic publishing of unique content on the MicroCap sector, generated by analysts and money managers ("MC1000 Gurus"); internet investor access for public companies; and broadcasts over the internet through video-streamed netcasts of various financial programs. The Company also maintains their proprietary MicroCap1000 Index, a real-time index following the stock performance of 1000 companies with market capitalizations of between $25 million and $500 million.

Information with respect to reportable segments follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                           MARCH 31, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                          CORPORATE        BROKER/DEALER         INTERNET          TOTAL
----------------------------------------------------------------------------------------------------------------------------
Revenues from external customers                              0                  0                20,017            20,017
----------------------------------------------------------------------------------------------------------------------------
Interest revenue                                            10,476                942                0              11,418
----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                 0                 5,034             132,351          137,385
----------------------------------------------------------------------------------------------------------------------------
Segment (loss) income                                      629,448             68,878          (1,437,415)      (1,997,985)
----------------------------------------------------------------------------------------------------------------------------
SIGNIFICANT NONCASH ITEMS:
----------------------------------------------------------------------------------------------------------------------------
   Unrealized gain of securities                              0               194,531               0              194,531
----------------------------------------------------------------------------------------------------------------------------
Compensation paid with securities                          333,458               0                362,875          696,333
----------------------------------------------------------------------------------------------------------------------------
Segment  assets                                          11,427,839          1,329,090          1,399,683       14,156,612
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                                                           MARCH 31, 1998
----------------------------------------------------------------------------------------------------------
                                                          CORPORATE        BROKER/DEALER          TOTAL
----------------------------------------------------------------------------------------------------------
Revenues from external customers                              0                284,746            284,746
----------------------------------------------------------------------------------------------------------
Interest revenue                                                428              5,813              6,241
----------------------------------------------------------------------------------------------------------
Depreciation and amortization                                 0                 14,929             14,929
----------------------------------------------------------------------------------------------------------
Segment loss                                                (17,007)          (293,080)          (310,087)
----------------------------------------------------------------------------------------------------------
SIGNIFICANT NONCASH ITEMS:
----------------------------------------------------------------------------------------------------------
   Unrealized gain of securities                              0               (200,319)          (200,319)
----------------------------------------------------------------------------------------------------------
Segment  assets                                             263,601          2,178,683          2,442,284
----------------------------------------------------------------------------------------------------------

(3)      VALUATION OF SECURITIES

Securities held by GLBN are classified as available-for-sale and are recorded at their market value. Unrealized gains and losses on securities held by GLBN are recorded as other comprehensive income.

Unrealized gains and losses on securities held by ICG, a registered broker/dealer, are recognized as operating income or loss in the statement of operations. Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by the management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation.

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

Included in securities owned at market value is the Common Stock of Worlds, Inc. and Telescan, Inc. The carrying amount of the investment in Worlds, Inc. at March 31, 1999 was $622,500 and the carrying amount of the investment in Telescan, Inc. at March 31, 1999 was $9,333,125. (See Note 9.) Both Worlds,
Inc. and Telescan, Inc. are subject to the reporting requirements of the U.S. Securities and

Exchange Commission.

Unaudited summarized financial information of Worlds, Inc. (a development stage enterprise) is as follows:

---------------------------------------------------------------
                                              MARCH 31, 1999
---------------------------------------------------------------
                                                (UNAUDITED)
---------------------------------------------------------------
              Current assets                  $       957,606
---------------------------------------------------------------
              Noncurrent assets                       378,246
---------------------------------------------------------------
              Current liabilities                   1,091,465
---------------------------------------------------------------
              Noncurrent liabilities                1,852,518
---------------------------------------------------------------

Income Statement:

---------------------------------------------------------------
                                              MARCH 31, 1999
---------------------------------------------------------------
                                                (UNAUDITED)
---------------------------------------------------------------
              Net Revenues                    $        35,177
---------------------------------------------------------------
              Gross profits                            13,713
---------------------------------------------------------------
              Operating loss before
              extraordinary item                     (628,238)
---------------------------------------------------------------
              Net loss                               (628,238)
---------------------------------------------------------------

Unaudited summarized financial information of Telescan, Inc. is as follows:

                                               MARCH 31, 1999
---------------------------------------------------------------
                                                (UNAUDITED)
---------------------------------------------------------------
              Current assets                  $    26,533,000
---------------------------------------------------------------
              Noncurrent assets                     8,011,000
---------------------------------------------------------------
              Current liabilities                   7,104,000
---------------------------------------------------------------
              Noncurrent liabilities                  342,000
---------------------------------------------------------------

Income Statement:

---------------------------------------------------------------
                                              MARCH 31, 1999
---------------------------------------------------------------
                                                (UNAUDITED)
---------------------------------------------------------------
              Net Revenues                    $     3,428,000
---------------------------------------------------------------
              Gross profits                           452,000
---------------------------------------------------------------
              Operating loss before
              extraordinary item                     (872,000)
---------------------------------------------------------------
              Net loss                               (872,000)
---------------------------------------------------------------

(4)      DIVIDEND

In March 1997, the Board of Directors declared annual dividends of $.225 per share of Common Stock, for the calendar years ended 1997 and 1998, accruing as of January 1, 1997 payable commencing June 30, 1997 and on a quarterly basis thereafter. The dividend will be paid after payment of any dividends due on all classes of stock with priority over Common Stock (currently Series A and B preferred stock), subject to any operating restrictions. In addition, the Board of Directors determined that any dividend declared on Class B Common Stock will be subject to a $.20 per share limitation on annual dividends in 1998. The Company has determined not to make the $.05625 per share Common Stock dividend payment on June 30, 1998, September 30, 1998 and December 31, 1998 dividend payments. The Company recognizes such payments as an obligation.

The former holders of Series A and B preferred stock were entitled to a preferential cumulative dividend equal to $38,154 in the aggregate, which accrued from October 12, 1996 through October 21, 1997.

(5)      REVENUE RECOGNITION

Consulting fees and private placement fees are recorded when earned. In addition, the Company earns fees in the form of securities. These securities are valued at market on the date they are earned. Security transactions are recorded on a trade date basis.

(6)      NET CAPITAL REQUIREMENTS

ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 of aggregate indebtedness or $5,000. At March 31, 1999, ICG had net capital of $1,038,540 which was $1,028,756 in excess of its required net capital.

(7)      EXEMPTION FROM RULE 15C3-3

ICG is exempt from the reserve requirement of the Securities and Exchange Commission's Rule 15c3-3 pursuant to Section 15c3-3(k)(2)(ii).

(8)      COMMITMENTS

The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of Capital Growth Europe. The letter of credit is secured by a money market account.

(9)         STOCKHOLDER EQUITY TRANSACTIONS DURING QUARTER ENDED MARCH 31, 1999

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

On March 23, 1999 the Company entered into an agreement with a consultant to provide investor and public relation services. In connection therewith, the Company granted 150,000 shares of Common Stock which were valued at their fair value of $1.40 per share.

The fair market value of Common Stock, options and warrants issued in connection with the above agreements will be recorded as expense over the term of the related agreements.

The Company sold 2,575,400 shares of Common Stock in February 1999 in a series of private placements yielding net proceeds of approximately $2,575,400.

On March 29, 1999, the Company issued 120,000 shares in lieu of a discount for certain services provided by a consultant. The transaction was recorded at $40,000 representing the amount of the discount.

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

Also, the Company entered into a service agreement with TSCN. TSCN will provide information and design services to the Company's internet sites for a term of two years. The agreement provides for the issuance of 1,577,491 (included in 5,176,161 above) shares of the Company's Common Stock to TSCN for these services as they are provided.

(10)     SUBSEQUENT EVENTS

The Company recorded the transaction with TSCN at $17.125 per share, the fair value of the stock received on the date of the exchange. The fair value was then allocated to the services to be provided, the option and securities issued.

On April 13,1999, the Company acquired all of the outstanding shares of CGE for approximately $43,000.00 and $25,000 unregistered shares of the Company's Common Stock.

In April 1999 the Company granted 450,000 shares of Common Stock to a consultant to provide financial and investor services for one year. The company valued these shares at $1,237,500 representing the fair value at the date of grant which will be charged to expense over the term of the agreement.

On May 14, 1999, the Company sold 448,500 shares of Common Stock in a private placement resulting in net proceeds of approximately $897,500.

In April 1999 the Company raised proceeds of $5,000,000 in a private placement of 2,500,000 shares.

In May 1999 the Company received $14,765,338 from Freeserve, Ltd. which represented the purchase of 6,832,669 shares of Common Stock at $2.00 per share and the exercise of a warrant for 2,000,000 shares of Common Stock at $1.00 per share. (See Note 9). In addition, the Company granted Freeserve, Ltd. an option to increase its ownership to 19.9% of the fully diluted number of shares of Common Stock outstanding. T he option is exercisable at $2.25 per share and expires on October 2001.

(11)     LITIGATION

On April 1, 1999, ICG was served with a complaint, in which it was named as a co-defendant to a lawsuit alleging damages of $990,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in a company called Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. Management believes that the claims against ICG are without merit and is vigorously opposing those claims, however, the outcome is presently undeterminable. In the opinion of management any potential liability with respect to this litigation will not materially affect the Company's financial position or results of operations.

                                 EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

     27             Financial Data Schedule