Form 10QSB
period 1999-06-30
GLOBALNET FINANCIAL COM INC
filed 1999-08-23
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 33-21443

                          GLOBALNET FINANCIAL.COM, INC.
                          -----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                     06-1489574
           --------                                     ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

           7280 W. PALMETTO PARK ROAD, SUITE 202, BOCA RATON, FL 33433
--------------------------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                 (561) 417-8053
--------------------------------------------------------------------------------
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE


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

         YES       X                        NO

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF AUGUST 30, 1999 WAS AS FOLLOWS: 11,209,140 SHARES OF COMMON STOCK.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

         YES ____________                   NO     X

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

          The interim financial statements required by this Item are included in this quarterly report on Form 10-QSB immediately following the signature page hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

We believe we are taking significant steps in our quest to become the leading provider of international online financial news and information services designed to combine unique financial content and educational programs, investment and analytical tools, on-line trading and other transaction executions. Through our alliance with Freeserve plc (NASDAQ: FREE / LS: FRE) the United Kingdom's largest Internet service provider (ISP), UK-iNvest.com is the exclusive provider of investment information within Freeserve's Money channel, featuring interviews and commentary with leading investment managers and analysts about stocks, funds and market trends. GlobalNet's wholly-owned subsidiary, MicroCap1000.com, focuses on companies with a market capitalization of under $500 million and is a leading source for information on the microcap sector featuring original daily articles an a real-time index.

On July 12, 1999, we announced a joint venture agreement with First Marathon Inc., a leading Canadian investment firm, to jointly develop an online trading business for Canada and a premiere financial website, Canada-iNvest.com, in Canada. In conjunction with the joint venture, First Marathon has made a $2.5 million strategic equity investment in GlobalNet Financial. The investment by First Marathon follows strategic investments by Freeserve Limited, which made a $15.0 million strategic investment in GlobalNet on May 13, 1999 and a $5.0 million strategic investment on May 25, 1999 from an Italian Consortium consisting of The De Agostini Holding Group, Banca Commerciale Italiana and Investitori Associati. GlobalNet's Italia-iNvest.com is under development. GlobalNet is continuing its worldwide expansion of international investor oriented financial sites.

We have also attracted a variety of noteworthy strategic technology partners such as Telescan (Nasdaq: TSCN), an industry leader in providing Internet services and innovative solutions for online technology and data retrieval tools. GlobalNet owns 545,000 shares of Telescan. GlobalNet's licensing agreement with NexTrade provides the company with royalty free, worldwide rights to NexTrade's proprietary modular Electronic Direct Access Trading System (E-DAT) for real-time online trading.

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

RESULTS OF OPERATIONS

                COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO
                          THREE MONTHS ENDED JUNE, 1998

REVENUES

Consulting fees decreased by $185,647 to $0 for the three months ended June 30, 1999 from $185,647 for the comparable period a year earlier. The decrease is the result of the company's shift away from investment banking activities. Advertising revenues from the Company's websites increased by $48,318 to $48,318 for the three months ended June 30, 1999 from $0 for the comparable period a year earlier. Private placement fees increased by $15,911 to $387,482 from $371,571 for the period one year earlier. Despite the Company's lack of focus on investment banking, it closed a transaction in the second quarter of 1999 for which the work was completed in late 1998.

Revenues generated in the first quarter of 1999 resulted from the mark to market of ICG's portfolio of securities generating revenue of $973,249 for the quarter ending June 30, 1999 compared to a loss of ($34,355) during the same period in 1998. This was primarily the result of the increase in value of one of the company's portfolio positions, Common Stock of Worlds, Inc. Interest income increased by $126,920 to $132,366 as compared to $5,446 during the same quarter in 1998.

OPERATING EXPENSES

Commission expense increased by 163,528 to 179,450 for the three months ended June 30, 1999 from $15,922 for the comparable period in 1988. General and administrative expenses increased by $1,387,069 to $1,979,014 for the three months ended June 30, 1999 compared to $591,945 during the same period in 1998. The dramatic increase is the result of the shift in the Company's business focus and a significant increase in the number of Company employees as well as an increase in the number of corporate employees. Non-cash compensation expense increased to $1,383,696 during the three month period ending June 30, 1999 compared to $0 during the three months period ending June 30, 1998 which was primarily the result of hiring a financial PR firm. The Company has utilized stock and warrants to compensate some of its advisors and consultants. Most significantly the Company issued on a one-time basis restricted shares subject to lock-up provisions for investor relations services of $767,288. Depreciation expenses increased by $191,228 to $206,259 during the three months ended June 30, 1999 compared to $15,031 during the same period in 1998. Amortization of licensing fees increased from $0 during the three months period ended June 30, 1998 to $962,258 during the same period in 1999. In connection with the Company's licensing agreements with Telescan Inc. and Freeserve the Company issued equity securities and is amortizing the value of such securities over the terms of the agreements.

The Company's total operating expenses increased by $4,813,999, to $5,477,695 as compared to $663,966 during the comparable quarter in 1998. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.microcap1000.com) and the Company's U.K. website (www.ukinvest.com) and subsequent website development fees.

NET LOSS

The Company's net loss for the three months ended June 30, 1999 increased by $3,033,635 from a net loss of ($135,657) for the three months ended June 30, 1998 to a net loss of ($3,169,292) for the three months ended June 30, 1999. This increase was due to the shift in business focus and the start-up costs for the

Company's U.S. website (www.microcap1000.com) and U.K. website
(www.ukinvest.com) and subsequent web development expenses.

                 COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO
                           SIX MONTHS ENDED JUNE, 1998

REVENUES

Consulting fees decreased by $185,647 to $0 for the six months ended June 30, 1999 from $185,647 for the comparable period a year earlier. The decrease is the result of the company's shift away from investment banking activities. Advertising revenues from the Company's websites increased by $68,335 to $68,335 for the six months ended June 30, 1999 from $0 for the comparable period a year earlier. Private placement fees decreased by $411,163 to $387,482 from $798,645 for the period one year earlier. Despite the Company's lack of focus on investment banking, it closed a transaction in the second quarter of 1999 for which the work was completed in late 1998.

Revenues generated in the first six months of 1999 resulted from the mark to market of ICG's portfolio of securities generating revenue of $1,167,780 for the same period a year earlier compared to a loss of ($234,674). This was primarily the result of the increase in value of one of the company's portfolio positions, Common Stock of Worlds, Inc. Interest income increased by $132,090 to $143,777 as compared to $11,687 during the same six months ended in 1998.

OPERATING EXPENSES

Commission expense increased by $163,528 to $179,450 for the six months ended June 30, 1999 from $15,922 for the comparable period. General and administrative expenses increased by $2,000,320 to $3,152,308 for the six months ended June 30, 1999 compared to $1,151,988 for the same period in 1998. The dramatic increase is the result of the shift in the Company's business focus and a significant increase in the number of Company employees as well as an increase in the number of corporate employees. Non-cash compensation expense increased to $1,592,669 during the six month period ended June 30 compared to $0 during the same period in 1998 which was primarily the result of hiring a financial PR firm. The Company has utilized stock and warrants to compensate some of its advisors and consultants. Most significantly the Company issued on a one-time basis restricted shares subject to lock-up provisions for investor relations services of $920,746. Depreciation increased by $313,579 to $343,644 during the six month period ending June 30, 1999 compared to $30,065 during the six month period ending June 30, 1998. Amortization of licensing fees increased to $1,336,160 during the six month period ending June 30, 1998 compared to $0 during the same period in 1998. In connection with the Company's licensing agreements with Telescan Inc. and Freeserve the Company issued equity securities and is amortizing the value of such securities over the terms of the agreements.

The Company's total operating expenses increased by $6,265,933, to $7,524,977 as compared to $1,259,044 during the comparable period in 1998. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.microcap1000.com) and the Company's U.K. website (www.ukinvest.com) and subsequent website development fees.

NET LOSS

The Company's net loss for the six months ended June 30, 1999 increased by $5,312,154 from a net loss of ($445,449) for the six months ended June 30, 1998 to a net loss of ($5,757,603) for the six months ended June 30, 1999. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.microcap1000.com) and U.K. website (www.ukinvest.com) and subsequent web development expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

         The implementation of the business plan is capital intensive as a result of the costs incurred in launching financial oriented sites in new countries. In order to reduce these costs, the company seeks to partner with and receive investments from strategic investors. To this end, in May 1999, the Company received an investment of approximately $15.0 million from its UK partner Freeserve, Ltd. and $5.0 million from an Italian Investment Consortium we are in discussions with to launch a financially oriented site in Italy.

         On March 31, 1999 we acquired 545,000 shares of Common Stock of Telescan, Inc. ("Telescan") which was received through a share exchange agreement with Telescan, which at March 31, 1999 was valued at $9,333,125.

         On June 25, 1999 First Marathon acquired 208,334 shares of the Company's common stock for $2,500,000. In addition, the company granted to First Marathon an option to invest up to $5.0 million in the company's common stock at the lower of the current market price of $21.00 per share through September 30, 1999 and a warrant to purchase 275,000 shares of the company's common stock at an exercise price or $17.25 per share through December 15, 2001. If First Marathon exercises the option the Company shall also grant to First Marathon a 30-month warrant to purchase up to 333,333 shares of the Company's common stock at an exercise price of $30.00 per share.

         Capital has been provided by the investments made by the initial stockholder group and through private placements of our securities. During 1998, we raised net proceeds of approximately $2,904,000 in a private placement of 3,784,734 shares. In February 1999, we raised net proceeds of approximately $2,575,400 in a private placement of 429,234 shares. In April 1999, we raised net proceeds of approximately $5,000,000 in a private placement of 416,667 shares. In May 1999 we received $14,765,338 from Freeserve, Ltd. which represented the purchase of 1,063,779 shares of common stock at $12.00 per share and the exercise of a warrant for 333,333 shares of common stock at $6.00 per share. In May, 1999 we raised an additional $897,000 in a private placement of 74,750 shares of Common Stock. In June, 1999 we raised an additional $500,000 in a private placement of 41,667 shares of common stock. The proceeds are being held for additional investment in MicroCap1000 and UK-iNvest as well as to fund additional websites we anticipate launching as well as for future working capital.

VARIABILITY OF RESULTS

We anticipate that our future financial results will vary dramatically. This is the result of the start-up and uncertain nature of MicroCap1000 and UK-iNvest as well as the other web sites we anticipate launching.

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

                                            GLOBALNET FINANCIAL.COM, INC.

Date: August 20, 1999                       By: /s/ Ronald B. Koenig
                                                ---------------------
                                                Ronald B. Koenig
                                                Chairman

Dated:August 20, 1999                       By: /s/ Michael S. Jacobs
                                                ---------------------
                                                Michael S. Jacobs
                                                Senior Vice President
                                                (Chief Accounting Officer)

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                   A S S E T S

                                                                            JUNE 30, 1999       DECEMBER 31, 1998
                                                                            -------------       -----------------
                                                                             (UNAUDITED)
Assets:
     Cash and cash equivalents                                                22,844,090            1,941,774
     Restricted cash                                                             105,110              104,664
Accounts Receivable                                                               29,471
     Due from broker                                                             156,422               44,930
     Securities owned at market value                                          1,561,768              552,719
     Securities not readily marketable, at fair value                         13,368,618              132,492
     Prepaid Expenses                                                          1,417,006               61,438
                                                                              ----------            ---------
     TOTAL CURRENT ASSETS                                                     39,482,484            2,838,017

     Furniture, fixtures, equipment, and leasehold improvements                  621,387              290,113
     Licensing and promotion agreements                                          401,254              354,726
     Goodwill                                                                     73,818
     Other Assets                                                                  7,138               22,154
                                                                              ----------            ---------
     TOTAL ASSETS                                                             40,586,081            3,505,010
                                                                              ==========            =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued expenses                                       178,539              607,656
     Dividends payable - preferred stockholders                                   38,154               38,154
     Dividends payable - common stockholders                                                          572,625
     Deferred revenue                                                             21,950                5,000
                                                                              ----------            ---------
     Total Liabilities                                                           238,643            1,223,435

Stockholders' equity:
     Preferred Stock - $.001 par value; 20,000,000 shares
        authorized, none outstanding
     Class B Common Stock - $.001 par value; 25,000,000
        authorized, none outstanding
     Common Stock - $.001 par value, 100,000,000
        shares authorized; 11,011,023 issued; 7,389,650 issued
        as of 3/31/99 and 12/31/98, respectively                              11,014                7,390

     Additional Paid in Capital                                               55,500,502            8,889,810
     Accumulated Deficit                                                      (8,183,651)          (6,298,122)
     Unearned compensatory and licensing costs                                (7,064,427)            (276,253)
     Accumulated other comprehensive loss                                        114,000              (11,250)
     Treasury Stock (15,000 Shares)                                              (30,000)             (30,000)
                                                                              ----------            ---------
     Total stockholders' equity                                               40,347,438            2,281,575

     T O T A L                                                                40,586,081            3,505,010
                                                                              ==========            =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                          GLOBALNET FINANCIAL.COM, INC.
                             Condensed Consolidated
                            Statements of Operations
                                   (Unaudited)

                                                               FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                             ------------------------------    ------------------------------
                                                             JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999    JUNE 30, 1998
                                                             -------------    -------------    -------------    -------------
Revenues:
     Consulting fees                                                               185,647                           237,937
     Advertising and MC1000 revenue                                48,318                            68,335
     Private placement fees                                       387,482          371,571          387,482          798,645
     Net realized and unrealized gain(loss) on marketable         973,249          (34,355)       1,167,780         (234,674)
     Interest income                                              132,336            5,446          143,777           11,687
                                                              -----------      -----------      -----------      -----------
Total revenue                                                 $ 1,541,385      $   528,309      $ 1,767,374      $   813,595

Operating expenses
     Commission                                                   179,450           15,922          179,450           15,922
     General and administrative                                 1,979,014          591,945        3,152,308        1,151,988
     Non-cash compensatory expenses                             1,383,696                         1,592,669
     Non-recurring, non-cash compensatory expense                 767,288                           920,746
     Depreciation                                                 206,259           15,031          343,644           30,065
     Amoritzation of Licensing Fees                               962,258                         1,336,160
     Equity in loss of unconsolidated affiliate                                     41,068                            61,069
                                                              -----------      -----------      -----------      -----------
          Total operating expenses                              5,477,965          663,966        7,524,977        1,259,044

Net loss                                                       (3,936,580)        (135,657)      (5,757,603)        (445,449)
                                                              ===========      ===========      ===========      ===========
Basic and diluted loss per share                              $    (0.443)     $    (0.030)          (0.648)     $     (0.12)
                                                              ===========      ===========      ===========      ===========
Weighted average common shares outstanding                      8,887,443        3,851,603        8,887,443        3,486,749
 basic and diluted                                            -----------      -----------      -----------      -----------

                          GLOBALNET FINANCIAL.COM, INC.
                            Consolidated Statement of
                               Comprehensive Loss
                                   (Unaudited)

Net Loss                                               (3,936,580)       (135,657)     (5,757,603)       (445,449)
Other Comprehensive Income:
  Unrealized gain on available for sale securities        973,249                       1,167,780
                                                       ----------      ----------      ----------      ----------
Comprehensive Loss                                     (2,963,331)       (135,657)     (4,589,823)       (445,449)
                                                       ==========      ==========      ==========      ==========

                        SEE NOTES TO FINANCIAL STATEMENTS

                          GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                             JUNE 30, 1999    JUNE 30, 1998
                                                                             -------------    -------------
Cash flows from operating activities:
     Net loss                                                                 (5,757,603)        (445,499)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
           Depreciation and amortization                                         343,644           29,783
           Realized Gain                                                        (312,999)          65,000
           Compensation to consultants paid with stock and options             3,849,575                0
           Change in appreciation/unrealized depreciation of securities         (854,781)          47,174
          Changes in:
               Accounts receivable                                               (12,839)               0
               Due from broker                                                  (111,492)         193,189
               Refundable deposits/short term investments                                        (125,000)
               Prepaid expenses and other assets                              (1,700,058)           2,000
               Accounts payable and accrued expenses                            (674,562)        (103,073)
               Deferred revenues                                                  (5,000)         (20,192)
                                                                              ----------        ---------
                     Net cash (used in) operating activities                  (5,236,115)        (356,618)

Cash flows from investing activities:
     Proceeds from sale of securities                                            431,799                0
     Investment in restricted cash                                                  (447)
  Investment in Securities                                                      (180,000)      (2,285,368)
    Purchase of furniture, fixtures and equipment                               (357,131)        (220,200)
    Advances to unconsolidated affiliate                                                         (200,000)
    Acquisition of Capital Growth Europe net of $47,723 cash acquired              6,473
                     Net cash (used in) investing activities                     (99,306)      (2,705,568)

Cash flows from financing activities:
     Proceeds from the issuance of common stock                               26,237,737          957,948
     Dividends paid                                                                                     0
  Purchase of treasury stock                                                                      (30,000)
                                                                              ----------        ---------
                     Net cash provided by (used in) financing activities      26,237,737          927,948

Net increase (decrease) in cash and cash equivalents                          20,902,316         (342,728)
Cash and cash equivalents at beginning of period                               1,941,774        3,060,255

Cash and cash equivalents at end of period                                    22,844,090        2,717,527
                                                                              ----------        ---------

Noncash Transactions: See Note 9 with respect to settlement of certain obligations by issuance of securities and share exchange trasnaction with Telescan, Inc.

                        SEE NOTES TO FINANCIAL STATEMENTS

                          GLOBALNET FINANCIAL.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)

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

Information with respect to reportable segments follows:

                                                                           SIX MONTHS ENDED JUNE 30, 1999
                                                         -----------------------------------------------------------------
                                                          Corporate       Broker/Dealer        Internet            Total
                                                         ----------       -------------       ----------        ----------
Revenues from external customers                                  0           387,482             68,325           455,877
Interest revenue                                            138,654             2,953              2,193           143,777
Depreciation and amortization                                                  10,067            194,139           343,844
Segment (loss) income                                    (4,579,816)        1,148,715         (2,326,502)       (5,757,603)
SIGNIFICANT NONCASH ITEMS:
Unrealized gain of securities                             3,986,075         1,094,811                  0         5,080,886
Compensation paid with securities                         1,229,854                 0            362,815         1,592,669
Segment assets                                           37,105,582         3,108,939            371,561        40,586,081

                                                                          THREE MONTHS ENDED JUNE 30, 1999
                                                         -----------------------------------------------------------------
                                                          CORPORATE       BROKER/DEALER        INTERNET            TOTAL
                                                         ----------       -------------       ----------        ----------
Revenues from external customers                                  0           387,482           48,108             435,800
Interest revenue                                            128,178             2,011            2,147             132,336
Depreciation and amortization
Segment (loss) income                                    (4,127,330)        1,079,837         (889,087)         (3,936,580)
SIGNIFICANT NONCASH ITEMS:
Unrealized gain of securities                             3,986,075           900,280                0           4,886,355
Compensation paid with securities                         1,383,696                 0                0           1,383,696
Segment assets                                           37,105,582         3,108,939          371,560          40,586,081

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

Included in securities owned at market value is the Common Stock of Worlds, Inc. and Telescan, Inc. The carrying amount of the investment in Worlds, Inc. at June 30, 1999 was $1,363,494 and the carrying amount of the investment in Telescan, Inc. at June 30, 1999 was $13,254,400. Both Worlds, Inc. and Telescan, Inc. are subject to the reporting requirements of the U.S. Securities and Exchange Commission.

(4)      DIVIDEND

In March 1997, the Board of Directors declared annual dividends of $.225 per share of Common Stock, for the calendar years ended 1997 and 1998, accruing as of January 1, 1997 payable commencing June 30, 1997 and on a quarterly basis thereafter. The dividend will be paid after payment of any dividends due on all classes of stock with priority over Common Stock (currently Series A and B preferred stock), subject to any operating restrictions. In addition, the Board of Directors determined that any dividend declared on Class B Common Stock will be subject to a $.20 per share limitation on annual dividends in 1998. On June 30, 1999, the Company made the $.05625 per share Common Stock dividend payment due for the periods June 30, 1998, September 30, 1998 and December 31, 1998.

The former holders of Series A and B preferred stock were entitled to a preferential cumulative dividend equal to $38,154 in the aggregate, which accrued from October 12, 1996 through October 21, 1997.

(5)      REVENUE RECOGNITION

Consulting fees and private placement fees are recorded when earned. In addition, the Company earns fees in the form of securities. These securities are valued at market on the date they are earned. Security transactions are recorded on a trade date basis. Advertising revenue is recorded over the term of the advertising agreement.


(6)      NET CAPITAL REQUIREMENTS

ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 of aggregate indebtedness or $5,000. At June 30, 1999, ICG had net capital of $1,176,543 which was $1,164,604 in excess of its required net capital.

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

(9)      STOCKHOLDER EQUITY TRANSACTIONS DURING THE SIX MONTHS ENDED
         JUNE 30, 1999

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

In April 1999 the Company granted 75,000 shares of Common Stock to a consultant to provide financial and investor services for one year. The company valued these shares at $1,237,500 representing the fair value at the date of grant which will be charged to expense over the term of the agreement.

On May 14, 1999, the Company sold 74,750 shares of Common Stock in a private placement resulting in net proceeds of approximately $897,500.

In April 1999 the Company raised proceeds of $5,000,000 in a private placement of 416,667 shares.

On April 13, 1999, the Company acquired all of the outstanding shares of CGE for approximately $43,000 and 4,167 unregistered shares of the Company's Common Stock.

In May 1999 the Company received $14,765,338 from Freeserve, Ltd. which represented the purchase of 1,138,779 shares of Common Stock at $12.00 per share and the exercise of a warrant for 333,334 shares of Common Stock at $6.00 per share. (See Note 9). In addition, the Company granted Freeserve, Ltd. an option to increase its ownership to 19.9% of the fully diluted number of shares of Common Stock outstanding. The option is exercisable at $13.50 per share and expires on October 2001.

During May and June of 1999 the Company granted 170,834 options to purchase common stock to various consultants. The Company valued these options at approximately $1,563,000, which will be recorded as expense within twelve months of the execution of the related agreements.

The Company sold 41,667 shares of common stock on June 22, 1999 in a private placement yielding net proceeds of approximately $500,000.

On June 25, 1999 the Company entered into a joint venture agreement with First Marathon Inc. ("First Marathon"). The agreement provides for the Company and First Marathon to form a holding Company through which they will establish a registered securities dealer to conduct on-line trading of securities and create and operate a website providing financial news, analysis, and other financial products. On June 25, 1999 First Marathon acquired 208,334 shares of the Company's common stock for $2,500,000. In addition, the company granted to First Marathon an option to invest up to $5.0 million in the company's common stock at the lower of the current market price or $21.00 per share through September 30, 1999 and a warrant to purchase 275,000 shares of the company's common stock at an exercise price of $17.25 per share through December 15, 2001. If First Marathon exercises the option the Company shall also grant to First Marathon a 30-month warrant to purchase up to 333,333 shares of the Company's common stock at an exercise price of $30.00 per share. In connection with the First Marathon agreement the company issued a warrant to purchase 31,250 shares of the company's common stock at an exercise price of $12.00.

On June 25, 1999 the Company entered into a license agreement for the use of electronic trading software. The agreement provides for the payment of $1.0 million and the issuance of 166,667 shares of the Company's common stock upon delivery of the software to the Company.

On July 15, 1999 the Company entered into an agreement to invest $1.5 million to acquire a 33.33% equity interest in Matchbook F/X L.L.C. Matchbook F/X will be equally owned by GlobalNet, NexTrade, one of nine Electronic Communications Networks (`ECN") and the first and only ECN to offer 24 hour trading through participating broker/dealers, and Valhalla Forex, a dealing operation focused on the spot Foreign Exchange markets.

(10)     SUBSEQUENT EVENTS

On July 30, 1999 the Company entered into an agreement to acquire a 20% equity interest in Strateji a Turkish Corporation. The agreement provides for the issuance of 3,200,000 shares of Strateji common stock to the Company in exchange for a warrant to purchase 83,334 shares of the Company's common stock at an exercise price of $16.50 per share and 3,000,000 shares of Atlantic Caspian common stock. In addition the Company was granted an option to increase its ownership to 50% of Strateji's equitable value. The option is exercisable at two times the initial public offering price of Strateji's common stock and expires eighteen months from the date of Strateji's initial public offering.

In July of 1999 the Company entered into an agreement to acquire a 50% equity interest in Valhalla Securities Inc. ("Valhalla"). The agreement provides for Valhalla to deliver to the Company, shares of its common stock equal to 50% of its fully diluted number of shares of its common stock outstanding. In addition Valhalla must change its corporate name to some derivative of GlobalNet, and the Company, the existing Valhalla principles, and any other Valhalla entity must contribute $500,000 to Valhalla's equity.

On August 6, 1999, the company invested $200,000 in GRO Corporation in exchange for approximately 5% of the Company. GRO provides online trading utilizing sophisticated technology for frequent traders.

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

(12)     REVERSE STOCK SPLIT

On June 17, 1999 the Company's Board of Directors authorized a one-for-six reverse common stock split effective July 2, 1999. For all shareholders on record as of the close of business on such date. All share and per share amounts in the accompanying consolidated financial statement have been restated to give effect to the common stock split.

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
  27           Financial Data Schedule