Form 10QSB
period 1999-09-30
GLOBALNET FINANCIAL COM INC
filed 1999-11-15
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

      [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT.

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 33-21443

                          GLOBALNET FINANCIAL.COM, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                             06-1489574
    ------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

           7284 W. PALMETTO PARK ROAD, SUITE 210, BOCA RATON, FL 33433
           -----------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                                 (561) 417-8053
                 ----------------------------------------------
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

           7280 W. PALMETTO PARK ROAD, SUITE 202, BOCA RATON, FL 33433
           -----------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMAL FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

           YES [X]                        NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF NOVEMBER 2, 1999 WAS AS FOLLOWS: 11,358,515 SHARES OF COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

           YES [ ]                        NO [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements required by this Item are included in this quarterly report on Form 10-QSB immediately following the signature page hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is rapidly becoming an international leader in providing financial information and services designed to encourage online transaction executions. The Company's business strategy is to build a pan-European family, or investment portal of individual "money channels" within leading Internet Service Providers enabling the Company to leverage its unique collection of financial content and services through exclusive access to a broad segment of the local online investment community. The Company then plans to provide online trading and executions services to visitors of its websites through joint ventures in which the Company maintains a significant equity ownership.

The Company's money channels provide, in local market language, financial news, investment and analytical tools, such as realtime stock quotes, performance graphs, investment ideas, analysts' recommendations from local market experts and interviews with mutual fund managers and company executives. The Company currently owns and operates three money channels, UK-iNvest.com, housed within Freeserve plc, which is the UK's largest ISP; Italia-iNvest.com, in partnership with the owners of Virgilio, Italy's largest search engine; and America-iNvest.com, a US equity site with special expertise in the small capitalization market. The Company is currently developing money channels to be housed within WorldOnline ISPs in France, Germany, Holland and Denmark. World Online is one of the largest pan-European ISP which, in aggregate, receives approximately 160 million monthly page views.

On October 19, 1999, the Company launched its first joint venture which provides online foreign exchange trading, to be marketed on a global basis through the Company's money channels and websites of its marketing partners. In addition, the Company has entered into joint ventures to offer equity securities trading for the UK, US and Canada, clearing services for online trading firms in the UK and other online trading ventures for insurance and other products. Each of these joint ventures is anticipated to commence operations within the next four months.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements which represent the Company's expectation or beliefs, including statements regarding, among other things, (i) the Company's growth strategy or potential, (ii) anticipated trends in the Company's businesses, (iii) the Company's ability to compete with its competitors and (iv) the Company's profitability and projected financial condition. Any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "plan," "believe," "anticipate," "intent," "estimate" or "continue," the negative statements are based upon management's beliefs at the time they are made as well as assumptions made by management based upon information available to it. The current assumptions regarding the Company's operations, performance, development and results of its business include (i) the accuracy of estimates of anticipated increases in the Company's expenses due to implementation of the Company's business plan, (ii) the ability to attract subscribers and investor relations clients to its web site, (iii) the maintenance of market conditions affecting the Company's services, and (iv) appropriate regulatory approvals for certain corporate actions. Forward-looking statements are inherently subject to various risks and uncertainties, including those described above, as well as potential changes in economic or regulatory conditions that are largely beyond the Company's control. Should one or more of these risks materialize or changes occur, or should management's assumptions prove to be incorrect, the Company's actual results may materially vary from those anticipated or projected.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

OPERATING REVENUE

Advertising revenue from the Company's websites increased to $139,822 for the three months ended September 30, 1999 from $0 for the comparable period a year earlier. Advertising revenue primarily relates to the Company's UK-iNvest.com website. Investment banking consulting fees decreased by $111,631 to $0 for the three months ended September 30, 1999 from $111,631 for the comparable period a year earlier. The decrease is the result of the Company's shift away from investment banking activities. Further, private placement fees decreased by $8,085 to $102,000 from $110,085 for the period one year earlier.

The Company reported revenue from realized and unrealized gains on marketable and not readily marketable securities of $96,329 for the quarter ending September 30, 1999, an increase of $363,866, compared to a loss of $267,537 during the same period in 1998. This increase was primarily related to realized gains on sales of not readily marketable securities during the third quarter of 1999 compared to unrealized losses resulting from the mark to market of International Capital Growth's (ICG) portfolio of securities in 1998. Interest income increased by $156,412 to $165,107 as compared to $8,695 during the same quarter in 1998, due to an increase in interest bearing cash accounts held by the Company in 1999.

OPERATING EXPENSES

Cost of advertising revenue increased by $75,462 for the three months ended September 30, 1999 from $0 for the comparable period a year earlier. Cost of advertising revenue consists of commissions on the advertising revenue generated by the Company's website, UK-iNvest.com, payable to the Company's advertising agency, as well as revenue sharing costs to the Company's partner, Freeserve. Commission expense on private placement fee revenue increased by $30,514 to $42,000 for the three months ended September 30, 1999 from $11,486 for the comparable period in 1998.

General and administrative expenses increased by $2,666,483 to $3,334,197 for the three months ended September 30, 1999 compared to $667,714 during the same period in 1998. The dramatic increase is the result of the shift in the Company's business focus to internet website publishing, which has included a significant increase in the number of Company employees, increased rent expense related to the Company's office space in both the U.S. and the U.K., advertising and promotional costs related to launching the Company's new websites and professional fees incurred in setting up the Company's new websites and joint ventures with various strategic partners in the U.S., U.K. and Europe. The Company incurred approximately $300,000 during the quarter in legal and accounting fees in conjunction with both a registration statement in the U.S. as well as several joint ventures.

Non-cash compensatory and licensing expense increased to $1,219,474 during the three month period ending September 30, 1999 compared to $0 during the three month period ending September 30, 1998 which was primarily the result of the Company utilizing stock and warrants to compensate some of its advisors and consultants. Depreciation and amortization expense increased by $420,925 to $465,033 during the three months ended September 30, 1999 compared to $44,108 during the same period in 1998. The increase is primarily related to the amortization of the Company's licensing and promotion agreements.

Equity in earnings (loss) of unconsolidated companies and joint ventures decreased by $20,581 for the three months ended September 30, 1999, from $0 for the comparable quarter in 1998, to a loss of $20,581 in 1999. The quarter's decrease was due to losses from the Company's ownership interest in MatchbookFX and UK Online Clearing and Brokerage. Both of these investments are in the start-up stages and only incurred expenses during the quarter.

The Company's total operating expenses, including $1,219,474 in non-cash compensatory and licensing expense, increased by $4,412,439, to $5,156,747 as compared to $723,308 during the comparable quarter in 1998.

NET LOSS

The Company's net loss for the three months ended September 30, 1999 increased by $3,893,055 from a net loss of $760,434 for the three months ended September 30, 1998 to a net loss of $4,653,489 for the three months ended September 30, 1999. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.america-invest.com), the Company's U.K. website (www.ukinvest.com) and the Company's Italian website (www.italia-invest.com) and subsequent website development costs.

              COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

OPERATING REVENUE

Advertising revenue from the Company's websites increased by $193,157 to $193,157 for the nine months ended September 30, 1999 from $0 for the comparable period a year earlier. Advertising revenue primarily relates to the Company's UK-iNvest.com website. Investment banking consulting fees decreased by $349,028 to $0 for the nine months ended September 30, 1999 from $349,028 for the comparable period a year earlier. The decrease is the result of the Company's shift away from investment banking activities. Further, private placement fees decreased by $419,248 to $489,482 from $908,730 for the period one year earlier. Despite the Company's lack of focus on investment banking, it closed two transactions in 1999, the largest of which closed in the second quarter of 1999 for which the work was completed in late 1998.

The Company reported revenue from realized and unrealized gains on marketable and not readily marketable securities of $1,323,008 for the nine months ending September 30, 1999, an increase of $1,825,219, compared to a loss of $502,211 during the same period in 1998. This increase was primarily related to unrealized gains resulting from the mark to market of ICG's portfolio of securities during the nine months ended September 30, 1999. Interest income increased by $288,502 to $308,884 as compared to $20,382 during the comparable year-to-date period in 1998, due to an increase in interest bearing cash accounts held by the Company in 1999.

OPERATING EXPENSES

Cost of advertising revenue increased by $97,249 for the nine months ended September 30, 1999 from $0 for the comparable period in 1998. Cost of advertising revenue consists of commissions on the advertising revenue generated by the Company's website, UK-iNvest.com, payable to the Company's advertising agency, as well as revenue sharing costs to the Company's partner, Freeserve. Commission expense on private placement fee revenue increased by $189,592 to $217,000 for the nine months ended September 30, 1999 from $27,408 for the comparable period.

General and administrative expenses increased by $4,698,989 to $6,518,691 for the nine months ended September 30, 1999 compared to $1,819,702 for the same period in 1998. The dramatic increase is the result of the shift in the Company's business focus to internet website publishing, which has included a significant increase in the number of Company employees, increased rent expense related to the Company's office space in both the U.S. and the U.K., advertising and promotional costs related to launching the Company's new websites, travel costs and professional fees incurred in setting up the Company's new websites and joint ventures with various strategic partners in the U.S., U.K. and Europe. The Company incurred approximately $300,000 during the third quarter in legal and accounting fees in conjunction with both a registration statement in the U.S. as well as several joint ventures.

Non-cash compensatory and licensing expense increased to $4,680,249 during the nine month period ended September 30, 1999 compared to $0 during the same period in 1998 which was primarily the result the Company utilizing stock and warrants to compensate some of its advisors and consultants. The largest of these licensing agreements are with Telescan Inc. and Freeserve, for which the Company issued equity securities and is amortizing the value of such securities over the terms of the agreements.

Most significantly, the Company recorded a non-recurring, non-cash compensatory charge for options issued for investor relations services of $920,746. Depreciation and amortization increased by $846,632 to $920,805 during the nine months ended September 30, 1999 compared to $74,173 during the comparable period in 1998. The increase is primarily related to the amortization of the Company's licensing and promotion agreements.

Equity in earnings (loss) of unconsolidated companies and joint ventures decreased by $40,488 for the nine months ended September 30, 1999, from a loss of $61,069 for the comparable year-to-date period in 1998, to a loss of $20,581 for the year-to-date period in 1999. The decrease for the nine month period ended September 30, 1999 was due to the larger write-down of the Company's investment in an unconsolidated affiliate, Capital Growth Europe (CGE), in the nine months ended September 30, 1998, offset by the gain on sale of CGE in 1998. The losses in 1999 result from the Company's ownership interest in MatchbookFX and UK Online Clearing and Brokerage, both of which are in the start-up stages and only incurred expenses during the year-to-date period ended September 30, 1999.

The Company's total operating expenses, including $4,680,249 in non-cash compensatory and licensing expense and $920,746 in non-recurring, non-cash compensatory expense, increased by $11,392,969, to $13,375,321 as compared to $1,982,352 during the comparable period in 1998.

NET LOSS

The Company's net loss for the nine months ended September 30, 1999 increased by $9,854,367 from a net loss of $1,206,423 for the nine months ended September 30, 1998 to a net loss of $11,060,790 for the nine months ended September 30, 1999. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.america-invest.com), the Company's U.K. website (www.ukinvest.com) and the Company's Italian website (www.italia-invest.com) and subsequent website development costs.

LIQUIDITY AND CAPITAL RESOURCES

The implementation of the business plan is capital intensive as a result of the costs incurred in launching financial oriented sites in new countries. In order to reduce these costs, the Company seeks to partner with and receive investments from strategic investors.

Net cash used in operating activities increased by $8,936,832 to $9,647,021 for the nine months ended September 30, 1999 from $710,189 in the comparable nine month period in 1998, due to lower earnings resulting from increased expenditures relating to the shift in business focus and the start-up costs for the Company's internet financial websites. Net cash provided by investing activities decreased $3,567,174 from $623,878 in 1998 to net cash used of $2,943,296 for the nine months ended September 30, 1999. The decrease was largely due to investments in unconsolidated companies and joint ventures, such as MatchbookF/X, UK Online Brokerage and Clearing, Insurance City and Italia-iNvest.com (see Note 11 to the accompanying financial statements). Net cash provided by financing activities increased by $24,650,096 to $26,265,111 for the nine months ended September 30, 1999 from $1,615,015 in the comparable nine month period in 1998. Capital has been provided by the investments made by the initial stockholder group and through private placements of the Company's securities.

In February 1999, the Company raised net proceeds of approximately $2,479,400 in a private placement of 429,234 shares. In April 1999, the Company raised net proceeds of approximately $4,650,000 in a private placement of 416,667 shares with an Italian Investment Consortium that became partners with the Company in Italia-iNvest.com. In May 1999, the Company received $14,765,338 from Freeserve, Ltd. which represented the purchase of 1,063,779 shares of common stock at $12.00 per share and the exercise of a previously issued warrant for 333,333 shares of common stock at $6.00 per share. In May 1999, the Company raised an additional $897,000 in a private placement of 74,750 shares of Common Stock. In June 1999, the Company raised an additional $500,000 in a private placement of 41,667 shares of common stock. In June 1999, the Company received $2.5 million from First Marathon which represented the purchase of 208,334 shares of common stock. In August 1999, Freeserve purchased an additional 31,250 shares of common stock for $375,000. The proceeds are being held for additional investment in America-iNvest.com, UK-iNvest.com and Italia-iNvest.com, as well as to fund additional websites that the Company anticipates launching and for future working capital.

YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of computer programs and other business systems being written using two digits rather than four to represent the year. Many of the Company's time-sensitive applications and business systems, as well as vendor third party systems may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in system failure or disruption of operations. The Company has made an assessment of the Year 2000 exposure and the plans to resolve the related issues are being implemented. The Company believes it will be able to achieve Year 2000 compliance in a timely manner. The Company also believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. Estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to correct all relevant applications and third party remediation plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated.

VARIABILITY OF RESULTS

The Company anticipates that its future financial results will vary dramatically. This is the result of the start-up and uncertain nature of America-iNvest.com, UK-iNvest.com and Italia-iNvest.com, as well as the other web sites and online transaction joint ventures the Company anticipates launching.

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

                          GLOBALNET FINANCIAL.COM, INC.

Date: November 15, 1999                         BY: /S/ RONALD B. KOENIG
                                                ------------------------
                                                      Ronald B. Koenig
                                                      Chairman

Date: November 15, 1999                         BY: /S/ MICHAEL S. JACOBS
                                                -------------------------
                                                      Michael S. Jacobs
                                                      Senior Vice President
                                                      (Chief Accounting Officer)

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                     1999             1998
                                                                -------------     ------------
                                                                (Unaudited)
ASSETS
      Cash and cash equivalents                                 $ 15,616,568      $  1,941,774
      Restricted cash                                                106,077           104,664
      Accounts receivable                                            257,183
      Due from broker                                                247,593            44,930
      Securities owned at market value                             1,141,815           552,719
      Securities not readily marketable, at fair value            10,365,246           132,492
      Prepaid expenses and other current assets                      596,558            61,438
                                                                ------------      ------------
      Total Current Assets                                        28,331,040         2,838,017

      Equity in unconsolidated companies and joint ventures        2,456,142
      Investments at cost                                            457,000
      Licensing and promotion agreements, net                      2,065,412           354,726
      Other assets                                                   317,209            22,154
      Fixed assets, net                                              469,055           290,113
      Goodwill, net                                                   71,631
                                                                ------------      ------------
      Total                                                     $ 34,167,489      $  3,505,010
                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
      Accounts payable and accrued expenses                     $    799,782      $    607,656
      Dividends payable - preferred stockholders                      38,154            38,154
      Dividends payable - common stockholders                                          572,625
      Deferred revenue                                                                   5,000
                                                                ------------      ------------
      Total Liabilities                                              837,936         1,223,435

Stockholders' equity:
      Preferred Stock - $.001 par value; 20,000,000 shares
         authorized, none outstanding
      Class B Common Stock - $.001 par value; 25,000,000
         authorized, none outstanding
      Common Stock - $.001 par value, 16,666,667
         shares authorized; 11,270,479 and 7,389,650 issued
         as of 9/30/99 and 12/31/98, respectively                     11,272             7,390
      Additional paid in capital                                  59,712,970         8,889,809
      Accumulated deficit                                        (17,358,911)       (6,298,121)
      Unearned compensatory and licensing costs                   (8,727,487)         (276,253)
      Accumulated other comprehensive loss                          (278,291)          (11,250)
      Treasury stock, at cost, 2,500 shares                          (30,000)          (30,000)
                                                                ------------      ------------
      Total Stockholders' Equity                                  33,329,553         2,281,575
                                                                ------------      ------------
      Total                                                     $ 34,167,489      $  3,505,010
                                                                ============      ============

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                             SEPT. 30, 1999    SEPT. 30, 1998    SEPT. 30, 1999    SEPT. 30, 1998
                                                             --------------    --------------    --------------    --------------
Operating Revenue
     Advertising                                              $    139,822                        $    193,157
     Consulting fees                                                            $    111,631                        $    349,028
     Private placement fees                                        102,000           110,085           489,482           908,730
     Net realized and unrealized gains (losses) on
       marketable and not readily marketable securities             96,329          (267,537)        1,323,008          (502,211)
     Interest income                                               165,107             8,695           308,884            20,382
                                                              ------------      ------------      ------------      ------------
Total operating revenue                                            503,258           (37,126)        2,314,531           775,929

Operating expenses
     Cost of advertising revenue                                    75,462                              97,249
     Commission                                                     42,000            11,486           217,000            27,408
     General and administrative                                  3,334,197           667,714         6,518,691         1,819,702
     Non-cash compensatory and licensing expenses                1,219,474                           4,680,249
     Non-recurring, non-cash compensatory expense                                                      920,746
     Depreciation and amortization                                 465,033            44,108           920,805            74,173
     Equity in loss of unconsolidated
       companies and joint ventures                                 20,581                              20,581            61,069
                                                              ------------      ------------      ------------      ------------
Total operating expenses                                         5,156,747           723,308        13,375,321         1,982,352
                                                              ------------      ------------      ------------      ------------
Net loss                                                      $ (4,653,489)     $   (760,434)     $(11,060,790)     $ (1,206,423)
                                                              ============      ============      ============      ============
Basic and diluted loss per share                              $      (0.42)     $      (0.20)     $      (1.15)     $      (0.37)
                                                              ============      ============      ============      ============
Weighted average common shares outstanding
   basic and diluted                                            11,178,466         3,857,036         9,618,480         3,302,416
                                                              ------------      ------------      ------------      ------------

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                SEPT. 30, 1999     SEPT. 30, 1998
                                                                                --------------     --------------
Cash flows from operating activities:
      Net loss                                                                   $(11,060,790)     $ (1,206,423)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
             Depreciation and amortization                                            920,805            74,173
             Equity in loss of unconsolidated companies and joint ventures             20,581            65,000
             Gain on sale of unconsolidated affiliate                                                    (3,931)
             Receipt of securities in payment of fees                                                  (187,500)
             Realized gain                                                           (953,760)         (272,863)
             Change in unrealized appreciation/depreciation of securities            (367,281)          775,074
             Compensation to consultants paid with stock and options                5,600,995
             Other items                                                               92,752
            Changes in:
                  Accounts receivable                                                (257,183)
                  Due from broker                                                    (202,663)          228,201
                  Prepaid expenses and other current assets                          (535,120)            1,845
                  Licensing and other assets                                       (2,797,758)          (20,000)
                  Accounts payable and accrued expenses                              (102,599)         (113,284)
                  Deferred revenue                                                     (5,000)          (50,481)
                                                                                 ------------      ------------
                         Net cash (used in) operating activities                   (9,647,021)         (710,189)

Cash flows from investing activities:
      Additions to fixed assets                                                      (357,070)           (3,640)
      Proceeds from sale of securities                                                522,437           476,446
      Proceeds from sale of unconsolidated affiliate                                                      3,931
      Advances to unconsolidated affiliate                                                              209,000
      Investment in restricted cash                                                    (1,413)           (1,859)
      Investment in securities                                                       (180,000)          (60,000)
      Investment in unconsolidated companies and joint ventures                    (2,476,723)
      Acquisition of other investments                                               (457,000)
      Acquisition of UK-iNvest.com Limited, net of $47,723 cash
          received                                                                      6,473
                                                                                 ------------      ------------
                         Net cash (used in) provided by investing activities       (2,943,296)          623,878

Cash flows from financing activities:
      Proceeds from the issuance of common stock                                   26,837,736         1,945,389
      Dividends paid                                                                 (572,625)         (383,974)
      Collection of subscription receivable                                                              53,600
                                                                                 ------------      ------------
                         Net cash provided by financing activities                 26,265,111         1,615,015
                                                                                 ------------      ------------
Net increase in cash and cash equivalents                                          13,674,794         1,528,704
Cash and cash equivalents at beginning of period                                    1,941,774           810,659
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $ 15,616,568      $  2,339,363
                                                                                 ------------      ------------

Noncash Transactions: See Note 10 with respect to settlement of certain obligations by issuance of securities and share exchange transaction with Telescan, Inc.

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)

(1)      FINANCIAL STATEMENT PRESENTATION

The unaudited condensed consolidated financial statements of GlobalNet Financial.com, Inc. (the "Company" or "GLBN") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

Certain amounts in 1998 have been reclassified to conform to the 1999 presentation.

(2)      THE CORPORATION

GlobalNet Financial.com, Inc. (the "Company" or "GLBN") formerly Microcap Financial Services.com, Inc., prior to that Capital Growth Holdings, Ltd. and prior to that Galt Financial Corporation, was incorporated in the State of Colorado on June 15, 1987. On March 14, 1997, GLBN, an inactive company, acquired 100% of the outstanding capital stock of International Capital Growth, Ltd. ("ICG") (a company formed in February 1996), a Delaware corporation and member of the National Association of Securities Dealers, Inc. The acquisition was consummated through an exchange of shares that resulted in the former ICG shareholders receiving control of GLBN. The transaction has been treated as a recapitalization. In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by GLBN in the transaction while ICG's historical accumulated deficit was carried forward. In 1997, after the recapitalization, a Colorado corporation, was merged into a Delaware corporation, Capital Growth Holdings, Ltd. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(3)      NATURE OF BUSINESS

The Company and its subsidiaries have three reportable segments. The Company operates internet web-sites, operates as a broker/dealer and has a corporate administration function. The Company's internet web-sites provide comprehensive, internet-based electronic publishing of unique financial content and services. The Company currently owns three "money channels", UK-iNvest.com, housed with Freeserve plc, which is the UK's largest internet service provider ("ISP"), Italia-iNvest.com, in partnership with Virgilio, Italy's largest search engine, and America-iNvest.com (previously, Microcap1000.com), a US equity site with special expertise in the small capitalization market. The Company also generates revenue in its broker/dealer operations by acting as a placement agent in private financings and as a financial consultant to various companies.

Information with respect to the Company's reportable segments follows:

                                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                           -------------------------------------------------------------
                                                            CORPORATE       BROKER/DEALER    INTERNET          TOTAL
                                                           -----------      -------------   -----------     ------------
Revenues from external customers                                                489,482         193,157          682,639
Interest revenue                                               292,982           11,208           4,694          308,884
Depreciation and amortization                                  467,508           14,177         439,120          920,805
Segment (loss) income                                       (7,548,951)       1,271,009      (4,782,848)     (11,060,790)
SIGNIFICANT NONCASH ITEMS:
  Unrealized appreciation (depreciation) of securities        (267,041)         953,760                          686,719
  Compensation paid with stock, warrants and options         5,660,995                                         5,600,995
Segment assets                                              28,826,038        2,845,935       2,089,286       33,761,259
Expenditures for long-lived assets                              57,697                          299,373          357,070


                                                                        THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                           -------------------------------------------------------------
                                                            CORPORATE       BROKER/DEALER    INTERNET          TOTAL
                                                           -----------      -------------   -----------     ------------
Revenues from external customers                                                102,000          139,822         241,822
Interest revenue                                               154,351            8,255           2,501          165,107
Depreciation and amortization                                  356,741            4,110         104,182          465,033
Segment (loss) income                                       (2,463,298)         131,187      (2,321,378)      (4,653,489)
SIGNIFICANT NONCASH ITEMS:
  Unrealized appreciation (depreciation) of securities      (4,275,839)          40,080                       (4,235,759)
  Compensation paid with stock, warrants and options         1,219,474                                         1,219,474
Segment assets                                              28,826,038        2,845,935       2,089,286       33,761,259
Expenditures for long-lived assets                                                              177,896          177,896


(4)      COMPREHENSIVE LOSS

The following table sets forth the computation of comprehensive loss:

                                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                               --------------------------------    --------------------------------
                                                               SEPT. 30, 1999    SEPT. 30, 1998    SEPT. 30, 1999    SEPT. 30, 1998
                                                               --------------    --------------    --------------    --------------
Net loss                                                        $ (4,653,489)     $   (760,434)     $(11,060,790)     $ (1,206,423)

Unrealized gains (losses) on securities available for sale:
   Change in unrealized gains (losses)                            (4,219,590)                           (137,824)
   Less: reclassification adjustment for gains
             realized in net income                                  (56,248)                           (129,217)
                                                                ------------      ------------      ------------      ------------
Other comprehensive loss                                          (4,275,838)                           (267,041)
                                                                ------------      ------------      ------------      ------------
Total comprehensive loss                                        $ (8,929,327)     $   (760,434)     $(11,327,831)     $ (1,206,423)
                                                                ============      ============      ============      ============


(5)      VALUATION OF SECURITIES

Securities held by GLBN are classified as available-for-sale and are recorded at their market value. Unrealized gains and losses on securities held by GLBN are recorded as other comprehensive income.

Unrealized gains and losses on securities held by ICG, a registered broker/dealer, are recognized as operating income or loss in the statement of operations. Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation.

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

Included in securities not readily marketable is the common stock of Telescan, Inc. The carrying amount of the investment in Telescan, Inc. at September 30, 1999 was $8,959,800. Telescan, Inc. is subject to the reporting requirements of the U.S. Securities and Exchange Commission.

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

(7)      NET CAPITAL REQUIREMENTS

ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 of aggregate indebtedness or $5,000. At September 30, 1999, ICG had net capital of $396,847, which was $267,982 in excess of its required net capital.

(8)      EXEMPTION FROM RULE 15C3-3

ICG is exempt from the reserve requirement of the Securities and Exchange Commission's Rule 15c3-3 pursuant to Section 15c3-3(k)(2)(ii).

(9)      COMMITMENTS

The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of UK-iNvest.com Limited. The letter of credit is secured by a money market account.

(10) STOCKHOLDER EQUITY TRANSACTIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999

On January 7, 1999, the Company issued 45,834 shares of Common Stock in lieu of payment of $326,517 for services rendered by a consultant during the year ended December 31, 1998.

On January 27, 1999, the Company entered into a two-year content supply agreement with Freeserve, plc. Upon execution of the agreement, the Company granted 333,333 warrants to purchase Common Stock at an exercise price of $6.00 per warrant for a term of three years and paid $207,250. The Company valued these warrants at approximately $4,007,000, which will be charged to operations over the term of the agreement. Freeserve exercised their warrants on May 7, 1999, as referred to below.

On February 9, 1999, the Company granted 140,000 options to purchase Common Stock to a consultant. The consultant could receive an additional 140,000 options throughout the term of the agreement. The Company valued these options at approximately $921,000. The agreement was terminated by the Company in April 1999 and charged the value of the warrants to operations.

On February 10, 1999, the Company sold 429,234 shares of Common Stock in a series of private placements yielding net proceeds of approximately $2,479,400.

On March 4, 1999, the Company entered into a nonexclusive content supply agreement and in connection therewith granted 20,834 warrants to purchase common stock at an exercise price of $10.50 per warrant for a term of two years. The Company valued these warrants at approximately $95,000, which were charged to operations. These warrants were exercised in August 1999 and the shares of common stock were issued.

On March 23, 1999, the Company entered into an agreement with a consultant to provide investor and public relation services. In connection therewith, the Company granted 25,000 shares of Common Stock which were valued at their fair value of $7.56 per share, which will be charged to operations over the term of the agreement.

On March 29, 1999, the company issued 20,000 shares in lieu of a discount for certain services provided by a consultant. The transaction was recorded at $40,000 representing the amount of the discount. In addition, on April 9, 1999, the Company issued 17,500 shares to this consultant as a bonus for services. These shares were valued at $321,563.

On March 31, 1999, the Company entered into a stock exchange agreement with Telescan, Inc. ("TSCN"). The agreement provides for the exchange of 862,694 unregistered shares of the Company's Common Stock, for 520,000 unregistered shares of TSCN's Common Stock. In addition, the Company entered into a stock option agreement with TSCN. The agreement provides TSCN a one year option to increase its ownership in the Company to 19.9% by acquiring additional shares at a purchase price of $22.50. In consideration thereof, the Company received 25,000 shares of TSCN Common Stock. The option is exercisable through March 30, 2000. In the event that there is a change in control as defined in the agreement, the Company is required to redeem the option for cash in an amount equal to the number of unexercised options multiplied by the difference between the exercise price and consideration received by the Company's stockholders in connection with the change in control. Also, the Company entered into a service agreement with TSCN. TSCN will provide information and design services to the Company's internet sites for a term of two years. The agreement provides for the issuance of 262,916 (included in 862,694 above) shares of the Company's Common Stock to TSCN for these services as they are provided. The Company recorded the transaction with TSCN at $17.125 per share, the fair value of the stock received on the date of the exchange. The fair value was then allocated to the services to be provided, the option and securities issued.

In April 1999, the Company granted 75,000 shares of Common Stock to a consultant to provide financial and investor services for one year. The company valued these shares at $1,113,750 representing the fair value at the date of grant which will be charged to expense over the term of the agreement.

On April 19, 1999, the Company acquired all of the outstanding shares of Capital Growth Europe Limited (CGE), now UK-iNvest.com, for approximately $58,000 and 4,167 unregistered shares of the Company's Common Stock.

On April 30,1999, the Company raised net proceeds of $4,650,000 in a private placement of 416,667 shares and 333,333 warrants to purchase shares of common stock exercisable for two years at an exercise price of $27.36 per share.

On May 7, 1999, the Company received $14,765,337 from Freeserve, Ltd. which represented the purchase of 1,063,779 shares of Common Stock at $12.00 per share and the exercise of a previously issued warrant for 333,333 shares of Common Stock at $6.00 per share (see January 27, 1999 above). In addition, the Company granted Freeserve, Ltd. an option to increase its ownership to 19.9% of the fully diluted number of shares of Common Stock outstanding. The option is exercisable at $13.50 per share and expires on November 6, 2001. In addition, in the event of the subsequent issuance of shares or the granting of rights to subscribe for or purchase shares at exercise prices less than $13.50 per share, the Company will allow Freeserve to purchase 15% of the number of shares issued or underlying the convertible securities at the lower price to increase its holding to 19.9%.

On May 14, 1999, the Company sold 74,750 shares of Common Stock in a private placement resulting in net proceeds of approximately $897,500.

On June 17, 1999, the Company's Board of Directors authorized a one-for-six reverse common stock split effective July 2, 1999, for all shareholders on record as of the close of business on such date. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the common stock split.

On June 22, 1999, the Company sold 41,667 shares of common stock in a private placement yielding net proceeds of approximately $500,000.

On June 25, 1999, the Company entered into a joint venture agreement with First Marathon Inc. ("First Marathon"). The agreement provides for the Company and First Marathon to form a holding Company through which they will establish a registered securities dealer to conduct on-line trading of securities and create and operate a website providing financial news, analysis, and other financial products in Canada. On June 25, 1999 First Marathon acquired 208,334 shares of the Company's common stock for $2,500,000. In addition, the company granted to First Marathon an option to invest up to $5.0 million in the company's common stock at the lower of the current market price or $21.00 per share through March 31, 2000 and a warrant to purchase 275,000 shares of the company's common stock at an exercise price of $17.25 per share through December 15, 2001. If First Marathon exercises the option the Company shall also grant to First Marathon a 30-month warrant to purchase up to 333,333 shares of the Company's common stock at an exercise price of $30.00 per share. In connection with the First Marathon agreement the company issued a warrant to purchase 31,250 shares of the company's common stock at an exercise price of $12.00.

On June 25, 1999, the Company entered into a license agreement for the use of electronic trading software. The agreement provides for the payment of $1.0 million and the issuance of 166,667 shares of the Company's common stock upon delivery of the software to the Company. On July 21, 1999, the Company received the software, paid $1.0 million and issued 166,667 shares.

On July 1, 1999, the Company entered into a two-year software and maintenance agreement with Solosearch.com, Inc. for which the Company paid $40,000 and issued 3,334 shares of unregistered stock.

On August 10, 1999, the Company issued 31,250 shares to Freeserve at $12.00 per share in connection with its option to purchase shares of the Company to increase Freeserve's holding in the Company to 19.9%.

On September 17, 1999, the Company entered into a share exchange agreement with On-Line PLC. As a result of this agreement, the Company issued 33,000 shares of common stock to On-Line PLC at $12.31 per share and On-Line PLC issued to the Company 184,673 shares of its common stock. In addition, on October 20, 1999, the Company issued 2,500 shares of common stock as an introduction fee to an outside party for the introduction of the Company to On-Line PLC.

On September 24, 1999, the Company entered into an agreement with TwiceTrade.com SpA to provide investor relations services. In conjunction with this agreement, the Company issued to TwiceTrade 10,000 shares of the Company's common stock and 250,000 three-year warrants exercisable at $10.31 per share.

During the nine months ended September 30, 1999, the Company granted 298,335 options to purchase common stock to various consultants. The Company valued these options at $1,539,660, which will be charged to operations over the term of the agreements.

(11)     EQUITY AND COST INVESTMENTS

On July 28, 1999, the Company entered into a common stock subscription agreement to acquire 554 shares of GRO Corporation's common stock which represents approximately 5% of the Company for $200,000. GRO provides online trading utilizing sophisticated technology for frequent traders.

On August 16, 1999, the Company entered into a joint venture agreement with Freeserve plc, First Marathon Securities and Mesirow Financial in which the Company owns 25% of a new online trading business, UK Online Clearing and Brokerage. The Company contributed $401,975 for its equity interest in this joint venture.

On August 19, 1999, the Company invested $1.5 million to acquire a 33.33% equity interest in Matchbook F/X L.L.C. Matchbook F/X is equally owned by GlobalNet, NexTrade, one of nine Electronic Communications Networks ("ECN") and Valhalla Forex, a dealing operation focused on the spot Foreign Exchange markets.

On August 24, 1999, the Company entered into a 50% partnership with a consortium that includes De Agostini Holding Group, the second largest publishing company in Italy and owner of Virgilio, the country's largest search engine, and a few others, to create Italia-iNvest.com, a website covering the Italian financial marketplace. The Company's investment in Italia-iNvest.com was for 450,000,000 Lire or approximately $247,000.

On September 10, 1999, the Company entered into a content supply agreement with World Online, Intl, ("World Online"). The agreement provides for the Company to develop World Wide Web finance channels to various European countries and provide content to World Online's channels. In addition, the Company was granted an exclusive, royalty free eighteen month license to promote, market and advertise the content the Company provides to the finance channels developed pursuant to this agreement. In exchange for the content used by World Online, the Company agreed to pay a total of $400,000 on certain dates throughout the term of the agreement and granted eighteen month warrants to purchase 83,334 shares of the Company's common stock at $11.00 per share, exercisable upon various dates throughout the term of the agreement. As of September 30, 1999, the Company has paid $150,000 and granted 33,333 exercisable warrants to World Online.

On September 19, 1999, the Company entered into a joint venture agreement with Freeserve plc, Harrison Son Hill & Co. Limited, Cox Insurance Holdings plc to create InsuranceCity.com. The Company contributed $327,833 for its 26% equity interest in this joint venture. InsuranceCity.com, anticipated to be launched in November 1999, will be the UK's first and only one-stop shop for personal lines of insurance providing a full spectrum of services.

On September 29, 1999, the Company entered into an agreement with TradinGear.com, Inc. wherein the Company paid $257,000 in exchange for 500,000 shares of the common stock of TradinGear. In addition, the Company issued 35,000 shares as of October 29, 1999 to TradinGear in exchange for an additional 838,888 shares of the common stock of TradinGear that, together with the 500,000 shares previously purchased, would result in the 10% ownership of TradinGear by the Company.

(12)     LITIGATION

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

(13)     SUBSEQUENT EVENTS

On October 14, 1999, the Company acquired a 33.3% interest in NewMedia Spark plc, an investment company seeking high technology and internet related company investments. The Company acquired 26,666,664 ordinary shares at 2.5p (approximately $.04) per share each in the capital of NewMedia Spark for $1,119,334. On October 29, 1999, NewMedia Spark plc went public on the Alternative Investment Market in the U.K. at 10p (approximately $.16) per share. As of November 12, 1999, the closing price of NewMedia Spark's common stock was
1.09 (British pounds) per share and as a result, the market value of the Company's investment was approximately $47.0 million.

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
-------                     -----------
  27                        Financial Data Schedule