Form 10-Q/A
period 1999-06-30
GLOBALNET FINANCIAL COM INC
filed 1999-12-30
CIK 832324

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

                          COMMISSION FILE NO. 33-21443

                          GLOBALNET FINANCIAL.COM, INC.
                          -----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                            06-1489574
                 ----------------------------------------------
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       7284 W. PALMETTO PARK ROAD, SUITE 210, BOCA RATON, FL    33433
       -----------------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                 (561) 417-8053
                                 --------------
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management of the Company believes that they are taking significant steps in the Company's quest to become the leading provider of international online financial news and information services designed to combine unique financial content and educational programs, investment and analytical tools, on-line trading and other transaction executions. Through the Company's alliance with Freeserve plc (NASDAQ: FREE / LS: FRE) the United Kingdom's largest Internet service provider
(ISP), UK-iNvest.com is the exclusive provider of investment information within Freeserve's Money channel, featuring interviews and commentary with leading investment managers and analysts about stocks, funds and market trends. The Company's wholly-owned subsidiary, MicroCap1000.com, focuses on companies with a market capitalization of under $500 million and is a leading source for information on the microcap sector featuring original daily articles on a real-time index.

On July 12, 1999, the Company announced a joint venture agreement with First Marathon Inc., a leading Canadian investment firm, to jointly develop an online trading business for Canada and a premiere financial website, Canada-iNvest.com, in Canada. In conjunction with the joint venture, First Marathon has made a $2.5 million strategic equity investment in GlobalNet Financial. The investment by First Marathon follows strategic investments by Freeserve Limited, which made a $15.0 million strategic investment in GlobalNet on May 7, 1999 and a $5.0 million strategic investment on April 30, 1999 from an Italian Consortium consisting of The De Agostini Holding Group, Banca Commerciale Italiana and Investitori Associati. GlobalNet's Italia-iNvest.com is under development. GlobalNet is continuing its worldwide expansion of international investor oriented financial sites.

The Company has also attracted a variety of noteworthy strategic technology partners such as Telescan (Nasdaq: TSCN), an industry leader in providing Internet services and innovative solutions for online technology and data retrieval tools. GlobalNet owns 545,000 shares of Telescan. GlobalNet's licensing agreement with NexTrade provides the Company with royalty free, worldwide rights to NexTrade's proprietary modular Electronic Direct Access Trading System (E-DAT) for real-time online trading.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO
                        THREE MONTHS ENDED JUNE 30, 1998

OPERATING REVENUE

Advertising revenue from the Company's websites increased to $33,318 for the three months ended June 30, 1999 from $0 for the comparable period a year earlier. Advertising revenue primarily relates to the Company's UK-iNvest.com website, which was launched at the end of April 1999. Investment banking consulting fees decreased by $185,647 to $0 for the three months ended June 30, 1999 from $185,647 for the comparable period a year earlier. The decrease is the result of the Company's shift away from investment banking activities. Private placement fees increased by $15,911 to $387,482 from $371,571 for the period one year earlier. Despite the Company's lack of focus on investment banking, it closed a transaction in the second quarter of 1999 for which the work was completed in late 1998.

The Company reported revenue from realized and unrealized gains on marketable and not readily marketable securities of $1,032,148 for the quarter ending June 30, 1999, an increase of $1,066,503, compared to a loss of $34,355 during the same period in 1998. This increase was primarily a result of the increase in value of one of the Company's portfolio positions, Common Stock of Worlds, Inc. Interest income increased by $126,913 to $132,359 as compared to $5,446 during the same quarter in 1998.

OPERATING EXPENSES

Cost of advertising revenue increased by $21,787 for the three months ended June 30, 1999 from $0 for the comparable period a year earlier. Cost of advertising revenue consists of commissions on the advertising revenue generated by the Company's website, UK-iNvest.com, payable to the Company's advertising agency, as well as revenue sharing costs to the Company's partner, Freeserve. Commission expense on private placement fee revenue increased by $159,078 to $175,000 for the three months ended June 30, 1999 from $15,922 for the comparable period in 1998.

General and administrative expenses increased by $1,246,709 to $1,838,898 for the three months ended June 30, 1999 compared to $592,189 during the same period in 1998. The dramatic increase is the result of the shift in the Company's business focus to internet website publishing, which has included a significant increase in the number of Company employees.

Non-cash compensatory and licensing expense increased to $2,917,900 during the three month period ending June 30, 1999 compared to $0 during the three month period ending June 30, 1998 which was primarily the result of the Company utilizing stock, options and warrants to compensate some of its advisors and consultants. Most significantly, the Company recorded a non-recurring, non-cash compensatory charge for options issued for investor relations services of $767,288. Depreciation and amortization expense increased by $258,719 to $273,750 during the three months ended June 30, 1999 compared to $15,031 during the same period in 1998. The increase is primarily related to the amortization of the Company's licensing and promotion agreements.

Equity in loss of unconsolidated affiliate decreased by $41,069 for the three months ended June 30, 1999 to $0, from a loss of $41,069 for the comparable quarter in 1998. The quarter's decrease was due to the write-off of the Company's investment in Capital Growth Europe (CGE), offset by the gain on sale of CGE in 1998.

The Company's total operating expenses, including $2,917,900 in non-cash compensatory and licensing expenses and $767,288 in non-recurring, non-cash compensatory expense, increased by $5,330,412, to $5,994,623 as compared to $664,211 during the comparable quarter in 1998.

NET LOSS

The Company's net loss for the three months ended June 30, 1999 increased by $4,273,414 from a net loss of $135,902 for the three months ended June 30, 1998 to a net loss of $4,409,316 for the three months ended June 30, 1999. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.microcap1000.com), the Company's U.K. website (www.ukinvest.com) and subsequent website development costs.

                 COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO
                         SIX MONTHS ENDED JUNE 30, 1998

OPERATING REVENUE

Advertising revenue from the Company's websites increased by $53,335 to $53,335 for the six months ended June 30, 1999 from $0 for the comparable period a year earlier. Investment banking consulting fees decreased by $237,397 to $0 for the six months ended June 30, 1999 from $237,397 for the comparable period a year earlier. The decrease is the result of the Company's shift away from investment banking activities. Further, private placement fees decreased by $411,163 to $387,482 from $798,645 for the period one year earlier. Despite the Company's lack of focus on investment banking, it closed two transactions in 1999, the largest of which closed in the second quarter of 1999 for which the work was completed in late 1998.

The Company reported revenue from realized and unrealized gains on marketable and not readily marketable securities of $1,226,679 for the six months ending June 30, 1999, an increase of $1,461,353, compared to a loss of $234,674 during the same period in 1998. This increase was primarily related to unrealized gains resulting from the mark to market of ICG's portfolio of securities during the six months ended June 30, 1999. Interest income increased by $132,090 to $143,777 as compared to $11,687 during the comparable year-to-date period in 1998.

OPERATING EXPENSES

Cost of advertising revenue increased by $21,787 for the six months ended June 30, 1999 from $0 for the comparable period in 1998. Cost of advertising revenue consists of commissions on the advertising revenue generated by the Company's website, UK-iNvest.com, payable to the Company's advertising agency, as well as revenue sharing costs to the Company's partner, Freeserve. Commission expense on private placement fee revenue increased by $159,078 to $175,000 for the six months ended June 30, 1999 from $15,922 for the comparable period.

General and administrative expenses increased by $2,032,506 to $3,184,494 for the six months ended June 30, 1999 compared to $1,151,988 for the same period in 1998. The dramatic increase is the result of the shift in the Company's business focus to internet website publishing, which has included a significant increase in the number of Company employees.

Non-cash compensatory and licensing expense increased to $3,460,775 during the six month period ended June 30, 1999 compared to $0 during the same period in 1998 which was primarily the result of the Company utilizing stock, options and warrants to compensate some of its advisors and consultants. The largest of these licensing agreements are with Telescan Inc. and Freeserve, for which the Company issued equity securities and is amortizing the value of such securities over the terms of the agreements.

Most significantly, the Company recorded a non-recurring, non-cash compensatory charge for options issued for investor relations services of $920,746. Depreciation and amortization increased by $425,707 to $455,772 during the six months ended June 30, 1999 compared to $30,065 during the comparable period in 1998. The increase is primarily related to the amortization of the Company's licensing and promotion agreements.

Equity in loss of unconsolidated affiliate decreased by $61,069 for the six months ended June 30, 1999 to $0, from a loss of $61,069 for the comparable year-to-date period in 1998. The decrease for the six month period ended June 30, 1999 was due to the write-down of the Company's investment in an unconsolidated affiliate, CGE, offset by the gain on sale of CGE in 1998.

The Company's total operating expenses, including $3,460,775 in non-cash compensatory and licensing expense and $920,746 in non-recurring, non-cash compensatory expense, increased by $6,959,530, to $8,218,574 as compared to $1,259,044 during the comparable period in 1998.

NET LOSS

The Company's net loss for the six months ended June 30, 1999 increased by $5,961,312 from a net loss of $445,989 for the six months ended June 30, 1998 to a net loss of $6,407,301 for the six months ended June 30, 1999. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.microcap1000.com), the Company's U.K. website (www.ukinvest.com) and subsequent website development costs.

LIQUIDITY AND CAPITAL RESOURCES

The implementation of the business plan is capital intensive as a result of the costs incurred in launching financial oriented sites in new countries. In order to reduce these costs, the Company seeks to partner with and receive investments from strategic investors. To this end, in April and May 1999, the Company received an investment of approximately $5.0 million from an Italian Investment Consortium that the Company is in discussions with to launch a financially oriented site in Italy and $15.0 million from its UK partner, Freeserve, Ltd.

On March 31, 1999, the Company acquired 545,000 shares of Common Stock of Telescan, Inc. ("Telescan") which was received through a share exchange agreement with Telescan, which at March 31, 1999 was valued at $9,333,125.

On June 25, 1999, First Marathon acquired 208,334 shares of the Company's common stock for $2,500,000. In addition, the Company granted to First Marathon an option to invest up to $5.0 million in the Company's common stock at the lower of the current market price or $21.00 per share through September 30, 1999 and a warrant to purchase 275,000 shares of the Company's common stock at an exercise price of $17.25 per share through December 15, 2001. If First Marathon exercises the option, the Company shall also grant to First Marathon a 30-month warrant to purchase up to 333,333 shares of the Company's common stock at an exercise price of $30.00 per share. In connection with the First Marathon agreement, the Company issued a warrant to purchase 31,250 shares of the Company's common stock at an exercise price of $12.00.

Net cash used in operating activities increased by $4,452,024 to $4,811,468 for the six months ended June 30, 1999 from $359,444 in the comparable six month period in 1998, due to lower earnings resulting from increased expenditures relating to the shift in business focus and the start-up costs for the Company's internet financial websites. Net cash provided by investing activities decreased by $535,959 from $615,867 in 1998 to $79,908 for the six months ended June 30, 1999, largely due to investments in securities and fixed assets in 1999. Net cash provided by financing activities increased by $25,995,485 to $25,665,111 for the six months ended June 30, 1999 from net cash used of $330,374 in the comparable six month period in 1998. Capital has been provided by the investments made by the initial stockholder group and through private placements of the Company's securities.

In February 1999, the Company raised net proceeds of approximately $2,479,400 in a private placement of 429,234 shares. In April 1999, the Company raised net proceeds of approximately $4,650,000 in a private placement of 416,667 shares with an Italian Investment Consortium. In May 1999, the Company received $14,765,337 from Freeserve, Ltd. which represented the purchase of 1,063,779 shares of common stock at $12.00 per share and the exercise of a previously issued warrant for 333,333 shares of common stock at $6.00 per share. In May 1999, the Company raised an additional $897,500 in a private placement of 74,750 shares of common stock. In June 1999, the Company raised an additional $500,000 in a private placement of 41,667 shares of common stock. In June 1999, the Company received $2.5 million from First Marathon which represented the purchase of 208,334 shares of common stock. The proceeds are being held for additional investment in Microcap1000.com and UK-iNvest.com, as well as to fund additional websites that the Company anticipates launching and for future working capital.

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

VARIABILITY OF RESULTS

The Company anticipates that its future financial results will vary dramatically. This is the result of the start-up and uncertain nature of Microcap1000.com and UK-iNvest.com, as well as the other web sites the Company anticipates launching.

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

                          GLOBALNET FINANCIAL.COM, INC.

Date: December 30, 1999                       BY: /s/ RONALD B. KOENIG
                                              ------------------------
                                                      Ronald B. Koenig
                                                      Chairman

Date: December 30, 1999                       BY: /s/ MICHAEL S. JACOBS
                                              -------------------------
                                                      Michael S. Jacobs
                                                      Senior Vice President
                                                      (Chief Accounting Officer)

                          GLOBALNET FINANCIAL.COM, INC.
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                                                                        JUNE 30,           DECEMBER 31,
                                                                                          1999                1998
                                                                                      ------------         ------------
                                                                                      (Unaudited)
ASSETS
        Cash and cash equivalents                                                     $ 22,875,325         $ 1,941,774
        Restricted cash                                                                    105,110             104,664
        Accounts receivable                                                                 29,471
        Due from broker                                                                    155,355              44,930
        Securities owned at market value                                                   751,923             552,719
        Securities not readily marketable, at fair value                                14,619,766             132,492
        Prepaid expenses and other current assets                                          791,932              61,438
                                                                                      ------------         -----------
        Total Current Assets                                                            39,328,882           2,838,017

        Licensing and promotion agreements, net                                          1,124,267             354,726
        Other assets                                                                       279,137              22,154
        Fixed assets, net                                                                  355,724             290,113
        Goodwill, net                                                                       73,545
                                                                                      ------------         -----------
        Total                                                                         $ 41,161,555         $ 3,505,010
                                                                                      ============         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

        Accounts payable and accrued expenses                                         $  1,108,244         $   607,656
        Dividends payable - preferred stockholders                                          38,154              38,154
        Dividends payable - common stockholders                                                                572,625
        Deferred revenue                                                                    21,950               5,000
                                                                                      ------------         -----------
        Total Liabilities                                                                1,168,348           1,223,435

Stockholders' equity:
        Preferred Stock - $.001 par value; 20,000,000 shares
            authorized, none outstanding
        Class B Common Stock - $.001 par value; 25,000,000 shares
            authorized, none outstanding
        Common Stock - $.001 par value, 16,666,667
            shares authorized; 11,011,229 and 7,389,650 shares issued
            as of 6/30/99 and 12/31/98, respectively                                        11,013               7,390
        Additional paid in capital                                                      55,664,922           8,889,809
        Accumulated deficit                                                            (12,705,422)         (6,298,121)
        Unearned compensatory and licensing costs                                       (6,944,854)           (276,253)
        Accumulated other comprehensive income (loss)                                    3,997,548             (11,250)
        Treasury stock, at cost, 2,500 shares                                              (30,000)            (30,000)
                                                                                      ------------         -----------
        Total Stockholders' Equity                                                      39,993,207           2,281,575
                                                                                      ------------         -----------
        Total                                                                         $ 41,161,555         $ 3,505,010
                                                                                      ============         ===========

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                            JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                            -------------     -------------     -------------     -------------
Operating Revenue
     Advertising                                                $33,318                             $53,335
     Consulting fees                                                             $185,647                            $237,397
     Private placement fees                                     387,482           371,571           387,482           798,645
     Net realized and unrealized gains (losses) on
       marketable and not readily marketable securities       1,032,148           (34,355)        1,226,679          (234,674)
     Interest income                                            132,359             5,446           143,777            11,687
                                                            -----------       -----------       -----------        ----------
Total operating revenue                                       1,585,307           528,309         1,811,273           813,055

Operating expenses
     Cost of advertising revenue                                 21,787                              21,787
     Commission                                                 175,000            15,922           175,000            15,922
     General and administrative                               1,838,898           592,189         3,184,494         1,151,988
     Non-cash compensatory and licensing expenses             2,917,900                           3,460,775
     Non-recurring, non-cash compensatory expense               767,288                             920,746
     Depreciation and amortization                              273,750            15,031           455,772            30,065
     Equity in loss of unconsolidated
       affiliate and write down of advance                                         41,069                              61,069
                                                            -----------       -----------       -----------        ----------
Total operating expenses                                      5,994,623           664,211         8,218,574         1,259,044
                                                            -----------       -----------       -----------        ----------
Net loss                                                    $(4,409,316)      $  (135,902)      $(6,407,301)       $ (445,989)
                                                            ===========       ===========       ===========        ==========
Basic and diluted loss per share                                 $(0.44)           $(0.04)           $(0.72)           $(0.14)
                                                            ===========       ===========       ===========        ==========
Weighted average common shares outstanding
   basic and diluted                                          9,913,827         3,302,416         8,887,443         3,302,416
                                                            ===========       ===========       ===========        ==========

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                         JUNE 30, 1999        JUNE 30, 1998
                                                                                         -------------        -------------
Cash flows from operating activities:
       Net loss                                                                           $(6,407,301)         $ (445,989)
       Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
               Depreciation and amortization                                                  455,772              30,065
               Equity in loss of unconsolidated affiliate and write down of advances                               65,000
               Gain on sale of unconsolidated affiliate                                                            (3,931)
               Receipt of securities in payment of fees                                                          (187,500)
               Realized gains on sales of securities                                         (312,999)           (272,863)
               Change in unrealized appreciation/depreciation of securities                  (913,680)            507,537
               Compensation to consultants paid with stock, options and warrants            4,381,521
               Other items                                                                     52,781
               Changes in:
                    Accounts receivable                                                       (29,471)
                    Due from broker                                                          (110,425)            193,189
                    Prepaid expenses and other current assets                                (730,494)
                    Licensing and other assets                                             (1,419,987)           (123,000)
                    Accounts payable and accrued expenses                                     205,865            (101,760)
                    Deferred revenue                                                           16,950             (20,192)
                                                                                           -----------          ---------
                            Net cash used in operating activities                          (4,811,468)           (359,444)

Cash flows from investing activities:
       Additions to fixed assets                                                             (179,174)               (282)
       Proceeds from sale of securities                                                       433,055             464,456
       Proceeds from sale of unconsolidated affiliate                                                               3,931
       Advances to unconsolidated affiliate                                                                       209,000
       Investment in restricted cash                                                             (446)             (1,238)
       Investment in securities                                                              (180,000)            (60,000)
       Acquisition of UK-iNvest.com Limited, net of $47,723 cash
           received                                                                             6,473
                                                                                          -----------           ---------
                            Net cash provided by investing activities                          79,908             615,867

Cash flows from financing activities:
       Proceeds from the issuance of common stock                                          26,237,736
       Dividends paid                                                                        (572,625)           (383,974)
       Collection of subscription receivable                                                                       53,600
                                                                                          -----------           ---------
                            Net cash provided by (used in) financing activities            25,665,111            (330,374)
                                                                                          -----------           ---------
Net increase (decrease) in cash and cash equivalents                                       20,933,551             (73,951)
Cash and cash equivalents at beginning of period                                            1,941,774             810,659
                                                                                          -----------           ---------
Cash and cash equivalents at end of period                                                $22,875,325           $ 736,708
                                                                                          ===========           =========

Noncash Transactions: See Note 11 with respect to settlement of certain obligations by issuance of securities and share exchange transaction with Telescan, Inc.

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)

(1)      FINANCIAL STATEMENT PRESENTATION

The unaudited consolidated financial statements of GlobalNet Financial.com, Inc. (the "Company" or "GLBN") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

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

(3)      RESTATEMENT OF PRIOR QUARTERLY STATEMENT OF OPERATIONS

The Company recorded adjustments that affect the prior interim three month period ending June 30, 1999. A summary of the adjustments is presented below:

                                          THREE MONTHS ENDED JUNE 30, 1999
                                          --------------------------------
                                       AS                                ADJUSTED
                                    REPORTED         ADJUSTMENTS         RESULTS
                                   ----------       --------------     -----------
Advertising revenue                $   48,318        ($15,000) (a)     $    33,318
Net realized and
 Unrealized gains                     973,249          58,899  (b)       1,032,148
Interest income                       132,336              23              132,359

Total operating revenue             1,541,385          43,922            1,585,307

Cost of advertising revenue                            21,787  (c)          21,787
Commission                            179,450          (4,450) (d)         175,000
General and administrative          1,979,014        (140,116) (e)       1,838,898
Non-cash compensatory
  and licensing expenses            1,383,696       1,534,204  (e)       2,917,900
Depreciation and
  amortization                      1,168,517        (894,767) (e)         273,750

Total operating expenses            5,477,965         516,658            5,994,623

Net loss                           (3,936,580)       (472,736)          (4,409,316)



Weighted avg common
  shares outstanding                8,887,443                            9,913,827 (f)

The following explains the principal adjustments:

(a)  A revenue recognition adjustment for the termination of a contract.

(b) Mark to market adjustments for unrealized gains on ICG's marketable and not readily marketable securities.

(c) Adjustment to recognize commissions on advertising revenue and revenue sharing fees with UK-iNvest.com partner.

(d)  Reclassification to general and administrative expenses.

(e) Adjustments to recognize non-cash compensatory and licensing costs in the period earned. The expenses represent the issuance of stock, options or warrants at fair value in accordance with the respective agreements. Additionally, reclassifications were made to segregate the non-cash licensing expenses from depreciation and amortization expense and non-cash compensatory expenses from general and administrative expenses.

(f) Restatement of weighted average calculation. The impact on the net loss per share for the restatement of the quarterly results and the change in the weighted average number of shares offset each other.

(4)      NATURE OF BUSINESS

The Company and its subsidiaries have three reportable segments in 1999. The Company operates internet web-sites and operates as a broker/dealer. Through the six months ended June 30, 1998, the Company only operated as a broker/dealer. The Company's internet web-sites provide comprehensive, internet-based electronic publishing of unique financial content and services. The Company currently owns two "money channels", UK-iNvest.com, housed with Freeserve plc, which is the UK's largest internet service provider ("ISP"), and Microcap1000.com, a US equity site with special expertise in the small capitalization market. The Company also generates revenue in its broker/dealer operations by acting as a placement agent in private financings and as a financial consultant to various companies.

Information with respect to the Company's reportable segments follows:

                                                                             SIX MONTHS ENDED JUNE 30, 1999
                                                                             ------------------------------
                                                              CORPORATE       BROKER/DEALER      INTERNET           TOTAL
                                                             -----------      -------------    -----------      -----------
Revenues from external customers                                                $  387,482     $    53,335      $   440,817
Interest revenue                                             $   138,631             2,953           2,193          143,777
Depreciation and amortization                                    100,767            10,067         334,938          455,772
Segment (loss) income                                         (5,085,654)        1,139,823      (2,461,470)      (6,407,301)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation of securities                       4,008,798           913,680                        4,922,478
   Compensation paid with stock, warrants and options          4,381,521                                          4,381,521
Segment assets                                                38,250,962         2,414,027         496,566       41,161,555
Expenditures for long-lived assets                                57,697                           121,477          179,174

                                                                           THREE MONTHS ENDED JUNE 30, 1999
                                                                           --------------------------------
                                                              CORPORATE       BROKER/DEALER      INTERNET           TOTAL
                                                             -----------      -------------    -----------      -----------
Revenues from external customers                                                $  387,482     $    33,318      $   420,800
Interest revenue                                             $   128,155             2,011           2,193          132,359
Depreciation and amortization                                     60,371             5,034         208,345          273,750
Segment (loss) income                                         (4,076,805)        1,071,689      (1,404,200)      (4,409,316)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation of securities                       3,883,548           719,149                        4,602,697
   Compensation paid with stock, warrants and options          3,685,188                                          3,685,188
Segment assets                                                38,250,962         2,414,027         496,566       41,161,555
Expenditures for long-lived assets                                57,697                            21,912           76,609

(5)      COMPREHENSIVE LOSS

The following table sets forth the computation of comprehensive loss:

                                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                               --------------------------         ------------------------
                                                            JUNE 30, 1999     JUNE 30, 1998    JUNE 30, 1999    JUNE 30, 1998
                                                            -------------     -------------    -------------    -------------
Net loss                                                     $(4,409,316)       $(135,902)      $(6,407,301)      $(445,989)

Unrealized gains on securities available for sale:
   Change in unrealized gains                                  3,956,517                          4,081,767
   Less: reclassification adjustment for gains
             realized in net income                              (72,969)                           (72,969)
                                                             -----------                        -----------
Other comprehensive income                                     3,883,548                          4,008,798
                                                             -----------        ---------       -----------       ---------
Total comprehensive loss                                     $  (525,768)       $(135,902)      $(2,398,503)      $(445,989)
                                                             ===========        =========       ===========       =========

(6)      VALUATION OF SECURITIES

Securities held by GLBN are classified as available-for-sale and are recorded at their market value. Unrealized gains and losses on securities held by GLBN are recorded as accumulated other comprehensive income (loss).

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

Securities not readily marketable include unregistered shares of public companies.

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

(7)      DIVIDEND

In March 1997, the Board of Directors declared annual dividends of $1.35 per share of Common Stock, for the calendar years ended 1997 and 1998, accruing as of January 1, 1997 payable commencing June 30, 1997 and on a quarterly basis thereafter. The dividend will be paid after payment of any dividends due on all classes of stock with priority over Common Stock (currently Series A and B preferred stock), subject to any operating restrictions. In addition, the Board of Directors determined that any dividend declared on Class B Common Stock will be subject to a $1.20 per share limitation on annual dividends in 1998. On June 30, 1999, the Company made the $.3375 per share Common Stock dividend payment due for the periods June 30, 1998, September 30, 1998 and December 31, 1998.

The former holders of Series A and B preferred stock were entitled to a preferential cumulative dividend equal to $38,154 in the aggregate, which accrued from October 12, 1996 through October 21, 1997.

(8)      NET CAPITAL REQUIREMENTS

ICG is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, be at least the greater of 6 2/3 of aggregate indebtedness or $5,000. At June 30, 1999, ICG had net capital of $1,114,565, which was $1,073,306 in excess of its required net capital.

(9)      EXEMPTION FROM RULE 15C3-3

ICG is exempt from the reserve requirement of the Securities and Exchange Commission's Rule 15c3-3 pursuant to Section 15c3-3(k)(2)(ii).

(10)     COMMITMENTS

The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of UK-iNvest.com Limited. The letter of credit is secured by a money market account.

(11)     STOCKHOLDER EQUITY TRANSACTIONS DURING THE SIX MONTHS ENDED JUNE 30,
         1999

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

On March 31, 1999, the Company entered into a stock exchange agreement with Telescan, Inc. ("TSCN"). The agreement provides for the exchange of 862,694 unregistered shares of the Company's Common Stock, for 520,000 unregistered shares of TSCN's Common Stock. In addition, the Company entered into a stock option agreement with TSCN. The agreement provided TSCN a one year option to increase its ownership in the Company to 19.9% by acquiring additional shares at a purchase price of $22.50. In consideration thereof, the Company received 25,000 shares of TSCN Common Stock. The option is exercisable through March 30, 2000. In the event that there is a change in control as defined in the agreement, the Company is required to redeem the option for cash in an amount equal to the number of unexercised options multiplied by the difference between the exercise price and consideration received by the Company's stockholders in connection with the change in control. Also, the Company entered into a service agreement with TSCN. TSCN will provide information and design services to the Company's internet sites for a term of two years. The agreement provides for the issuance of 262,916 (included in 862,694 above) shares of the Company's Common Stock to TSCN for these services as they are provided. The Company recorded the transaction with TSCN at $17.125 per share, the fair value of the stock received on the date of the exchange. The fair value was then allocated to the services to be provided, the option and securities issued.

In April 1999, the Company granted 75,000 shares of Common Stock to a consultant to provide financial and investor services for one year. The Company valued these shares at $1,113,750 representing the fair value at the date of grant which will be charged to expense over the term of the agreement.

On April 19, 1999, the Company acquired all of the outstanding shares of Capital Growth (Europe) Limited (CGE), now UK-iNvest.com, for approximately $58,000 and 4,167 unregistered shares of the Company's Common Stock.

On April 30, 1999, the Company raised net proceeds of $4,650,000 in a private placement of 416,667 shares and 333,333 warrants to purchase shares of common stock exercisable for two years at an exercise price of $27.36 per share.

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

On June 25, 1999, the Company entered into a joint venture agreement with First Marathon Inc. ("First Marathon"). The agreement provides for the Company and First Marathon to form a holding Company through which they will establish a registered securities dealer to conduct on-line trading of securities and create and operate a website providing financial news, analysis, and other financial products in Canada. On June 25, 1999 First Marathon acquired 208,334 shares of the Company's common stock for $2,500,000. In addition, the Company granted to First Marathon an option to invest up to $5.0 million in the Company's common stock at the lower of the current market price or $21.00 per share through September 30, 1999 and a warrant to purchase 275,000 shares of the Company's common stock at an exercise price of $17.25 per share through December 15, 2001. If First Marathon exercises the option the Company shall also grant to First Marathon a 30-month warrant to purchase up to 333,333 shares of the Company's common stock at an exercise price of $30.00 per share. In connection with the First Marathon agreement, the Company issued a warrant to the introducing third party to purchase 31,250 shares of the Company's common stock at an exercise price of $12.00.

On June 25, 1999, the Company entered into a license agreement for the use of electronic trading software. The agreement provides for the payment of $1.0 million and the issuance of 166,667 shares of the Company's common stock upon delivery of the software to the Company. On July 21, 1999, the Company received the software, paid $1.0 million and issued 166,667 shares.

During the six months ended June 30, 1999, the Company granted 298,335 options to purchase common stock to various consultants. The Company valued these options at $1,539,660, which will be charged to operations over the term of the agreements.

(12)     LITIGATION

On April 1, 1999, a complaint was filed, in which ICG, and three principal stockholders of the Company were named as co-defendants to a lawsuit alleging damages of $990,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. Management believes that the claims against ICG are without merit and is vigorously opposing those claims, however, the outcome is presently undeterminable. In the opinion of management, any potential liability with respect to this litigation will not be material to the Company's financial position or results of operations.

(13)     SUBSEQUENT EVENTS

On July 28, 1999, the Company entered into a common stock subscription agreement to acquire 554 shares of GRO Corporation's common stock which represents approximately 5% of the Company for $200,000. GRO provides online trading utilizing sophisticated technology for frequent traders.

In July 1999, the Company entered into an agreement to acquire a 50% equity interest in Valhalla Securities Inc. ("Valhalla"). The agreement provides for Valhalla to deliver to the Company, shares of its common stock equal to 50% of its fully diluted number of shares of its common stock outstanding. In addition, Valhalla must change its corporate name to some derivative of GlobalNet, and the Company, the existing Valhalla principles, and any other Valhalla entity must contribute $500,000 to Valhalla's equity.

(14)     REVERSE STOCK SPLIT

On June 17, 1999, the Company's Board of Directors authorized a one-for-six reverse common stock split effective July 2, 1999, for all shareholders on record as of the close of business on such date. All share and per share amounts in the accompanying consolidated financial statements and notes have been restated to give effect to the common stock split.

                                 Exhibit Index

Exhibit No.          Exhibit Description

   27                Financial Data Schedule