Form 10KSB40
period 1999-12-31
GLOBALNET FINANCIAL COM INC
filed 2000-03-30
CIK 832324

03/28/00

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-KSB

       (MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER 33-21443

                          GLOBALNET FINANCIAL.COM, INC.

                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                              06-1489574
      ---------------------------------          ------------------------
       (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)             Identification Number)

    7284 W. PALMETTO PARK ROAD, SUITE 210
               BOCA RATON, FL                             33433
 ------------------------------------------            -----------
  (Address of Principal Executive Offices)              (Zip Code)

                                 (561) 417-8053
                       ----------------------------------
                (Issuer's Telephone Number, Including Area Code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
COMMON STOCK $.001 PAR VALUE

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

       THE ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 WERE $3,370,589.

       THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT BASED ON THE CLOSING PRICE ON NASDAQ OF THE COMMON STOCK ON MARCH 15, 2000 WAS $588,266,178. DIRECTORS, OFFICERS AND TEN PERCENT OR GREATER STOCKHOLDERS ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE.

       THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MARCH 15, 2000 WAS 12,779,547 COMMON STOCK AND 34,224,874 CLASS A COMMON STOCK.

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

Forward-Looking Statements..........................................................................................  1

PART I..............................................................................................................  1

         Item 1.    Description of Business.........................................................................  1

         Item 2.    Description of Property.........................................................................  5

         Item 3.    Legal Proceedings...............................................................................  6

         Item 4.    Submission of Matters to a Vote of Security Holders.............................................  6

PART II.............................................................................................................  6

         Item 5.    Market for Common Equity and Related Stockholder Matters........................................  6

         Item 6.    Management's Discussion and Analysis............................................................  8

         Item 7.    Financial Statements............................................................................ 12

         Item 8.    Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure........................................................................ 12

PART III............................................................................................................ 13

         Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                        Compliance with Section 16(a) of the Exchange Act........................................... 13

         Item 10.  Executive Compensation........................................................................... 16

         Item 11.  Security Ownership of Certain Beneficial Owners and Management................................... 19

         Item 12.  Certain Relationships and Related Transactions................................................... 20

         Item 13.  Exhibits and Reports on Form 8-K................................................................. 22

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OF THE COMPANY

GlobalNetFinancial.com is a rapidly expanding international financial portal providing online financial news, investment tools, and transaction services. The company is developing a global network of country-centric financial content websites in local market language as well as a network of transaction execution platforms, in order to position itself as an international financial services provider. The Company's business model is to capture traffic for its financial content sites as a result of partnering with leading internet players and then to drive visitors from its highly trafficked financial content websites to its network of transaction execution platforms in which it maintains substantial ownership interests. In this manner, the company seeks to dramatically reduce its user and account acquisition costs.

The Company conducts its financial content operations predominantly as the exclusive provider of financial content and in certain cases exclusive provider of financial services for leading Internet Service Providers ("ISP's") and portals. These services are provided by the Company as the "Money Channel" for the ISP or portal. As a result, when a user clicks on the "Money" button on a host ISP's or portal's home page, the user is linked to the Company's website. To this end, the company provides Money Channel services to Freeserve plc, the United Kingdom's leading ISP, World Online, the largest pan-European ISP and portal and Scandinavia OnLine, the dominant consumer Internet portal across Scandinavia. The Company currently operates, directly or through joint ventures, financial content websites focusing on the financial market of the United Kingdom, the United States, Italy, Canada, France, Denmark and Holland. The Company has also entered into an agreement to provide financial news, content and e-finance commerce platforms including online trading to British Telecommunication's network of Wireless Application Protocol ("WAP") mobile phone users.

The Company's websites are designed to generate online trading of securities and other investment products. GlobalNet is creating an international network of online transaction businesses in which it maintains substantial equity ownership interests, including online trading for North American and European stocks, foreign exchange and other financial services, such as insurance. The Company has launched www.GlobalNeTrader.com, its platform for the online trading of U.S. securities, www.Matchbookfx.com for global foreign exchange trading and www.InsuranceWide.com, offering a full spectrum of insurance service in the UK. The Company anticipates launching its online trading and clearing platforms for the United Kingdom and Canada this spring. The Company is currently developing additional websites and online trading platforms.

The Company seeks to participate in the dramatic growth in the Internet and Technology industries, to this end, the Company has made several investments in internet and technology companies as well as internet and technology funds. In most cases these investments are in conjunction with joint ventures and business relationships. The Company has recently formed and raised approximately $42 million from outside sources, a digital commerce and knowledge-based industries investment and operating vehicle, GlobalEuroNet Group, Inc.

The Company's business model consists of generating revenues from its online trading platform as well as from advertising and E-commerce and participating in the earnings of the other transaction execution platforms in which it maintains ownership interests. In addition, the Company is seeking to create shareholder and balance sheet value as a result of creating joint ventures with and/or investments in companies which have the ability to become public or be sold over the short term. In this manner, the Company seeks to "monetize" its relationships or investments.

Management believes that the opportunities open to the Company are driven by the following principal factors:

/bullet/ an anticipated continued rapid growth in usage of the Internet nationally and internationally;

/bullet/ an increasing acceptance of the Internet as a secure medium through which to conduct e-commerce.

/bullet/ an increasing world-wide demand for financial news, information and investment tools; and

/bullet/ the positioning of the company to capitalize upon the anticipated growth in the number of online financial transactions in the United Kingdom and continental Europe.

THE INTERNET MARKET

The Internet is a rapidly growing global interactive medium, enabling hundreds of millions of people all over the world to share information, communicate and conduct business.

According to Media Metrix, the number of users of the world-wide web has increased from approximately 100 million users in 1997 to nearly 200 million users in 1999 and is expected to grow to around 500 million per year by 2003. Historically, the majority of the users of the Internet have been in the United States. However, by the end of 1998, there were more users outside of North America than there were in the United States, Canada and Mexico, combined. Internet usage in Europe is expected to continue to increase rapidly.

According to the Wall Street Journal, in 1999 there were 44 million total European users representing 13% of the uropean population. This figure is anticipated to increase to 121 million users by 2004.

According to Fletcher Research, the number of internet users by European country are as follows:

(in millions)              1997     2000E     2004E
---------------------------------------------------
GERMANY                     5.5      12.6      30.0
---------------------------------------------------
UK                          6.2      12.3      25.0
---------------------------------------------------
FRANCE                      7.0      10.1      18.0
---------------------------------------------------
ITALY                       0.7       3.3      10.0
---------------------------------------------------
SPAIN                       0.9       1.8       8.0
---------------------------------------------------
W. EUROPEAN                26.5      54.7      30.0
---------------------------------------------------

Internet penetration by European country for 1999, according to ITU YEARBOOK, was as follows:

                        1999
                        ----

Greece                   1.0%
Portugal                 4.0%
France                   5.0%
Austria                  6.0%
Spain                    8.0%
Italy                    8.0%
Germany                 10.0%
Ireland                 14.0%
Netherlands             14.0%
Belgium                 16.0%
Switzerland             16.0%
UK                      18.0%
Finland                 32.0%
Denmark                 34.0%
Norway                  36.0%
Sweden                  41.0%
US                      46.0%

While the Internet is rapidly growing in terms of the number of users, it is still at an early stage of development in terms of e-commerce. It has been estimated that the Internet generated global revenues of $50 billion in 1998, and future revenue forecasts vary from between $960 billion and $3,200 billion by 2003. Currently, the United States market accounts for the majority of revenues generated. However, increasing revenue generation is anticipated in markets outside of the United States as the use of the Internet in international markets develops.

Total E-Commerce spending in Europe, according to IDC, was and is anticipated to be as follows:

(in millions)              1998     2000E     2002E
---------------------------------------------------
GERMANY                   1,696    14,480    62,810
---------------------------------------------------
UK                        1,406    11,470    47,610
---------------------------------------------------
FRANCE                      381     4,580    28,450
---------------------------------------------------
ITALY                       377     3,750    18,090
---------------------------------------------------
SPAIN                       178     1,750     8,000
---------------------------------------------------

The online share trading market has grown rapidly in the United States. A study by VR International found that there were 8 million online accounts in the United States by the end of March 1999 and forecast that the number of accounts would grow in the United States to over 17 million by 2002.

Assets held in United States online accounts are projected to increase from $300 billion in 1999 to $3 trillion by 2002, while average daily online transactions are expected to grow from 300,000 in 1998 to over 1.2 million by 2002. Online brokerages are estimated to have generated $1.3 billion in transaction fees in

1998 and are forecast to generate revenues of $5.3 billion in 2002. Furthermore, it is expected that approximately 17 percent of United States Internet users will be trading online by 2002 and that this group will constitute 30 percent of all investors.

The management of the Company believes that the European online securities brokerage market will develop rapidly and experience similar growth to that experienced in the United States as more consumers execute transactions and become involved in the securities brokerage market.

The number of online accounts in Europe currently is estimated as follows:

---------------------------------------------------
GERMANY                     2,000,000
---------------------------------------------------
FRANCE                        500,000
---------------------------------------------------
ITALY                         500,000
---------------------------------------------------
UK                            700,000
---------------------------------------------------
SPAIN                         300,000
---------------------------------------------------

According to the Wall Street Europe, Germany is adding 1,500 online accounts a day while the United Kingdom is adding a totalof 1,000 day.

Management believes that basedon the low percentage of individuals that own equity securities as comparied to share ownership in the United States, as follows, European Internet trading is anticipated to grow dramatically:

---------------------------------------------------
UNITED STATES                      50%
---------------------------------------------------
SCANDINAVIA                        35%
---------------------------------------------------
UK                                 25%
---------------------------------------------------
FRANCE                             10%
---------------------------------------------------
GERMANY                             7%
---------------------------------------------------
SPAIN                               6%
---------------------------------------------------
ITALY                               6%
---------------------------------------------------
NETHERLANDS                         6%
---------------------------------------------------

The management of the Company believes that the Internet has a competitive advantage over traditional forms of execution at securities brokerage firms since it offers the advantages of lower commission rates and ease of access.

BUSINESS STRATEGY

The Company's business strategy is to form traffic alliances with leading ISPs, portals, and other Internet related businesses in order to drive traffic to the Company's financial content sites and execution platforms. Management of the Company believes that this strategy will minimize its acquisition costs for both users for its websites and for its execution platforms.

FINANCIAL CONTENT WEBSITES

The Company is building a network of "country centric" financial information web sites focusing in local market language that help empower the individual investor with news, tools, and investment ideas. Giving the visitor information with which to make the most informed investment/transaction decisions possible is the mission of the Company's content sites. Toward this end, its journalists and contributors from the investment community, who are native and expert in each of the markets the Company enters, provide news that is timely and easy to decipher; commentary and interviews that are incisive and often sourced by leading investment professionals; and tools that help users delve deeper into and track ideas.

The Company's content sites also aim to foster community, giving visitors a forum in which to learn not only from professional money managers but from each other, sharing ideas in message board forums, investment clubs, and investment contests. The aim is to democratize the investment environment, giving investors a destination online in which to search, learn, analyze, and ultimately make a money-making or -saving transaction.

The Company owns and operates the following financial content websites:


------------------------------- --------------------------- -------------------------------- --------------------------
Site                            ISP Money Channel           Launch Date                      Ownership Percent
------------------------------- --------------------------- -------------------------------- --------------------------
UK-iNvest.com                   Freeserve                   April, 1999                      100%
Italia-iNvest.com               N/A                         November, 1999                   40%
America-iNvest.com              N/A                         October, 1999                    100%
Neder-iNvest.com                World Onlline               February, 2000                   100%
FR-iNvest.com                   World Online                February, 2000                   100%
Danmark-iNvest.com              World Online                February, 2000                   100%
------------------------------- --------------------------- -------------------------------- --------------------------

------------------------------- --------------------------- -------------------------------- --------------------------
Canada-iNvest.com               N/A                         February, 2000                   50%
SOLBORS                         Scandinavia Online          March, 2000                      100%
------------------------------- --------------------------- -------------------------------- --------------------------

The Company's current and planned websites are intended to attract a large and loyal following of "transaction-hungry" visitors. The financial content focuses on providing investment ideas and personal finance guidance, as well as financial information. The sites encourage interaction by users and attempts to educate its users.

The Company's websites provide unique financial content and investment tools.

The content includes:

         /bullet/ share quotes, news and research feeds on public companies in each market
         /bullet/ news and analysis by in-house financial journalists. Areas of focus include:
         /bullet/ sector highlights
         /bullet/ new issues
         /bullet/ mergers and acquisitions upgrades/ downgrades
         /bullet/ stock tips/ picks
         /bullet/ global economies
         /bullet/ press roundups
         /bullet/ emerging markets small capital companies
         /bullet/ funds/ unit trusts
         /bullet/ fixed income
         /bullet/ insurance
         /bullet/ savings and borrowings
         /bullet/ pensions
         /bullet/ financial planning
         /bullet/ daily insights from fund managers, analysts, traders, and chief executives
         /bullet/ providing opinions from investment professionals and from public companies
         /bullet/ advice columns on personal finance covering topics such as selecting funds, allocating assets, planning for retirement, choosing insurance and mortgage products
         /bullet/ the ability for users to interact with both journalists and financial advisers in respect of their personal finance matters
         /bullet/ original indices, namely the US MicroCap 1000 Index and the World Internet Index, to promote investment and benchmarking in subsectors which are not otherwise extensively covered.

The online investment tools include:

         /bullet/ portfolio tracking in multiple currencies
         /bullet/ dynamic charts
         /bullet/ e-mail news alerts
         /bullet/ free real-time quotes
         /bullet/ personal finance mortgage, insurance, pension calculators and decision trees
         /bullet/ audio broadcasts as well as text displays
         /bullet/ an investment education game
         /bullet/ search capabilities for researching public companies

The traffic on the Company's financial content websites for December, 1999, January, 2000 and February, 2000 was as follows:

                                 PAGE VIEWS
------------------------ ---------------- ---------------- -----------------
Site                     December 1999    January          February
                                          2000              2000
------------------------ ---------------- ---------------- -----------------
UK-iNvest.com                9,296,841        14,002,488       16,414,213
Italia-iNvest.com              529,958           850,143         1,468,706
America-iNvest.com             795,899         1,109,352         1,230,420
Danmark-iNvest.com                                                 225,968
------------------------ ---------------- ---------------- -----------------
                               UNIQUE VISITORS
------------------------ ---------------- ---------------- -----------------
Site                     December 1999    January          February
                                          2000             2000
------------------------ ---------------- ---------------- -----------------
UK-iNvest.com                 407,934         1,425,690         2,275,077
Italia-iNvest.com               72,223            94,326          173,975
America-iNvest.com              78,191           112,176          126,451
Danmark-iNvest.com                                                 32,331
------------------------ ---------------- ---------------- -----------------

TRAFFIC ALLIANCES

The Company conducts its financial content operations predominantly as the exclusive provider of financial content and in certain cases exclusive provider of financial services for leading ISP's and portals. These services are provided by the Company as the "Money Channel" for the ISP or portal. As a result, when a user clicks on the "Money" button on a host ISP's or portal's home page, the user is linked to the Company's website. To this end, the company provides Money Channel services to Freeserve plc, the United Kingdom's leading ISP, World Online, the largest pan-European ISP and portal and Scandinavia OnLine, the dominant consumer Internet portal across Scandinavia.

FREESERVE PLC

In April 1999, the Company launched its first international website, UK-iNvest.com. UK-iNvest.com is the exclusive provider of investment information within the "Money Channel" of Freeserve plc. Freeserve is the United Kingdom's largest ISP and receives approximately 162 million page views per month and currently maintains approximately 1.8 million active accounts.

WORLD ONLINE

In September 1999, the Company entered into a strategic partnership agreement with WorldOnline International ("WOL"). The Company has the option to be the exclusive provider of Money and Finance websites within all current and future WOL internet portals. Currently, the Company has launched sites in Denmark (www.Danmark-iNvest.com), Holland (www.Neder-iNvest.com) and France (FR-iNvest.com_. WOL has approximately 1.2 million subscribers.

SCANDINAVIA ONLINE

In February 2000, the Company entered into an online distribution agreement with Scandinavia Online ("SOL"), the dominant consumer Internet Portal across Scandinavia. Under the terms of the agreement, the Company will be the owner and the exclusive provider of Money and Finance websites within the SOL internet portals in Scandinavia. The Company will also have exclusive rights to money &finance transaction businesses to be offered within the SOL internet portals. According to the management of SOL, SOL receives approximately 150 million page views per months from approximately 4.0 million unique users. The Company also has acquired distribution rights to SOL's wireless application protocol ("WAP") when it is launched through WAP, cellular users will be able to access the Internet, get real time information on the financial markets, and be able to execute financial transactions.

BRITISH TELECOM

In March 2000, the Company signed a deal with British Telecommunications to provide financial news, content and e-finance commerce platforms to BT's network of Wireless Application Protocol ("WAP") mobile phone users. BT currently has approximately 2 million subscribers with the capability to access this technology.

THE COMPANY'S EXECUTION PLATFORMS

The Company's business model is to capture traffic for its financial content sites as a result of partnering with leading internet players and then to drive visitors from its highly trafficked financial content websites to its network of transaction execution platforms in which it maintains substantial ownership interests. In this manner, the company seeks to dramatically reduce its user and account acquisition costs.

The Company operates its transaction execution businesses through dedicated websites which are accessible, both directly and via link from the company's financial content sites and other sites which are compensated for account referrals. The company promotes its transaction execution business online with buttons, banners, sponsorships, and educational training content and via e-mail to its various user lists. In addition, the Company plans to cross market its transaction execution businesses by offering customers of each such business accounts with each of the other appropriate businesses.

The Company has entered into joint ventures in which it maintains substantial ownership interest for online trading of foreign exchange and equity securities, as well as other financial products as follows:

------------------------------------------------ -------------- -------------------- ---------------------------------------
                                                 EQUITY %       LAUNCH DATE          PARTNERS
------------------------------------------------ -------------- -------------------- ---------------------------------------
MATCHBOOKFX                                      33.3%          October, 1999        /bullet/ Valhalla Forex
                                                                                     /bullet/ Nextrade ECN
------------------------------------------------ -------------- -------------------- ---------------------------------------
INSURANCEWIDE                                    26.7%          December, 1999       /bullet/ Cox
                                                                                     /bullet/ Freeserve
                                                                                     /bullet/ Harrison Bros.
------------------------------------------------ -------------- -------------------- ---------------------------------------
GLOBALNET SECURITIES                             66.7%          March, 2000          /bullet/ Valhalla Securities Management
------------------------------------------------ -------------- -------------------- ---------------------------------------
GLOBALNETDIRECT                                  33.3%          April, 2000          /bullet/ National Bank Financial
                                                                                     /bullet/ Freeserve
------------------------------------------------ -------------- -------------------- ---------------------------------------
CANADA-INVEST.COM                                50%                                 /bullet/ National Bank Financial
------------------------------------------------ -------------- -------------------- ---------------------------------------

MATCHBOOKFX.COM

MatchbookFX.com, which was launched in October 1999, offers users 24 hour direct access, control and execution of foreign currency trades in real-time. MatchbookFX's trading platform allows users to deal directly on each other's prices, thereby increasing trade efficiency. MatchbookFX is accompanied by a real-time display of profit and loss and portfolio tracking, trade blotters, charting, news and trade analysis 24 hours a day.

MatchbookF/X, LLC is owned equally by the Company, Nextrade Holdings, Inc. operating as Nextrade, a company offering 24 hour trading through participating broker/dealers, and Valhalla Forex, Inc., a New York-based trading operation, concentrating on the spot foreign exchange market and which conducts MatchbookFX's daily operations. MatchbookFX allows subscribers to trade with no minimum bid/ask spreads with users paying commissions on one side of the transaction only. MatchbookFX intends to offer rates substantially lower than rates charged by conventional foreign exchange brokerages.

GLOBALNETRADER.COM

GlobalNeTrader.com, was initially launched in November 1999 with version 2.0 launched in March 2000 through GlobalNet Securities Corp., an NASD licensed broker/dealer. The site enables account holders from any part of the world to trade United States stocks online through a system that matches orders with the best offer 24 hours a day, including offers posted on the Nasdaq trading system during the hours the Nasdaq is open. The "Dynamic Order Execution System" used by GlobalNet Securities Corp. allows investors to attempt to reduce their trading costs by minimizing bid/ask spreads. The Company, by creating proprietary front-end software has created a floating application which enables users to make trades without leaving the website they are on. This software is a cornerstone of the GlobalNeTrader.com marketing effort and the management of the Company anticipates that numerous websites will link to GlobalNeTrader.com in exchange for a referral fee.

INSURANCEWIDE.COM

InsuranceWide.com was launched in the United Kingdom in December, 1999 as a one-stop-shop for personal insurance in the United Kingdom. InsuranceWide.com is designed to provide a full spectrum of personal insurance services, including informative content, quotes for home, automobiles and travel policies, underwriting services, insurance claims and road assistance services.

GLOBENETDIRECT.COM

In August 1999, the Company entered into a joint venture to develop an online trading and clearing company in the United Kingdom, initially for United Kingdom securities. The current members of the joint venture are the Company, National Bank Financial ("National Bank Financial") and Freeserve, each with a 33.33 percent holding. The new company will operate an online trading website, which will be linked to Freeserve's "Money Channel" and United Kingdom-iNvest.com, among other websites. The management of the Company anticipates a significant increase in online trading in the United Kingdom over the next several years, similar to the growth demonstrated in the United States. GlobeNetDirect.com has applied for regulatory approval from the Securities and Futures Authority in the United Kingdom and is expected to be launched in the Spring of 2000.

CANADA-INVEST.COM

In June 1999, the Company entered into an equal joint venture with National Bank Financial of Canada to develop a financial content website and online trading business for Canadian securities. The parties intend, through the joint venture, to develop Canada-iNvest.com as the premier financial information website in Canada. In addition to offering financial information and exchange transaction, in Canada, Canada-iNvest.com offers access to GlobalNeTrader.com for United States securities and to MatchbookFX for foreign exchange transactions. The online trading business is anticipated to be launched in the Summer 2000.

PRINCIPAL INVESTING

The Company seeks to participate in the dramatic growth in the Internet and Technology industries. To this end, the Company has made several investments in internet and technology companies as well as internet and technology funds. In most cases, these investment are in conjunction with joint ventures and business relationships.

GLOBALEURONET GROUP, INC.

In March, 2000, the Company created GlobalEuroNet Group, Inc., a digital commerce investment and operating company ("GEN").

GEN has been initially capitalized with approximately $45 million in equity capital contributed by successful digital commerce, Internet, industrial and financial concerns and entrepreneurs from North America, the United Kingdom and Europe. These include: NewMedia SPARK (Europe's largest publicly traded new economy incubator), National Bank Financial (one of the largest banks in Canada), D'Agostini (the Italian publishing group), Park Place Capital, The Magnum Funds and Value Management Research of Germany.

GEN was established to capitalize on GlobalNetFinancial's network of strategic partners and global contacts, particularly in the Internet and digital commerce communities. GEN will invest in early and later stage IT, digital commerce and Internet companies based in both Europe and the U.S. As part of the business opportunity, GEN expects to invest in and play a critical role in assisting constituent companies migrate their technologies and business models from North America to Europe or Europe to North America. GEN's initial points of presence will include fully developed offices in Los Angeles and Rome, as well as in London through its exclusive relationship with New Media SPARK. GEN anticipates becoming a public Company by the Fall of 2000.

NEW MEDIA SPARK

In October 1999, the Company invested approximately $1.1 million in New Media Spark ("Spark") as a founding shareholder for one-third of the Company. As a result of Spark's successful initial public offering and subsequent capital issuances, the market value of the Company's ownership position in Spark at March 15, 2000, including warrants the Company has to purchase additional shares of Spark, was $69.8 million. The Company owned 15.7% of Spark as of December 31, 1999. Spark was founded as UK and Continental European internet and high-tech investment fund by GlobalNet, Michael Whitaker, former Chief Executive of Colins Stewart Limited and Luke Johnson, Chairman of Belgo Group plc.

ELECTRONIC OFFERING ("EO")

Electronic Offering ("EO"), formerly 10Invest.com plc, was founded by Michael Whitaker and others to deliver private equity investment opportunities to private investors via the Internet. EO has entered into an agreement with Spark under which it will provide share distribution and other financial services to Spark's investee companies. In return for this agreement with Spark, EO has granted the Company options to purchase up to 10% of the issued capital of EO and to pay the company 20% of the revenues directly derived from investments made by investors referred to EO by the Company.

THE COMPANY'S STRATEGIC INVESTORS

FREESERVE

In May 1999, following the content supply agreement entered into between the Company and Freeserve in January 1999, Freeserve subscribed for 1,397,112 shares of the Company's common stock, for approximately $15 million. The transaction consisted of the exercise of 333,333 previously issued warrants at $6.00 and the subscription for 1,063,779 shares of the Company's common stock at $12.00 per share. Freeserve has also been granted an option, which expires on November 6, 2001, to acquire such number of shares of common stock in the Company at $13.50 per share as would increase its holding to 19.9 percent of the Company's issued share capital at the date of exercise. Freeserve may also appoint two directors to the Company's Board of Directors.

Freeserve is the leading United Kingdom Internet service that delivers free Internet access and, as a portal to the Internet, an integrated offering of United Kingdom-focused content, e-commerce and financial services. Freeserve currently has 1.822 million registered users. Freeserve was launched in September 1998 as a part of Dixons, Europe's leading consumer electronics retailer.

TELESCAN

In March 1999, the Company entered into various agreements with Telescan, Inc. ("Telescan"). Under the terms of these agreements, Telescan issued 520,000 shares of its common stock to the Company, which at the time of the transaction were valued at $9.3 million, in exchange for 862,694 shares of the Company's common stock. In addition, Telescan purchased an option, which expires on March 30, 2000, to exchange for 25,000 shares of Telescan's common stock for common stock of the Company and to acquire such number of shares of common stock in the Company at an initial exercise price of $22.50 which exercise price has been reduced to $12.00 per share as a result of anti-dilution provisions as would increase its total holding to 19.9 percent of the Company's issued share capital at the date of exercise. The Company anticipates Telescan will exercise such option immediately prior to its expiration. Telescan is an industry leader in providing Internet services, innovative solutions for online technology and data retrieval tools.

ITALIAN INVESTMENT CONSORTIUM

In April 1999, an investment consortium consisting of The De Agostini Holding Group, Banca Commerciale D'Italia and Investitori Associati, subscribed for 416,667 shares of the Company's common stock in exchange for $5 million. Subsequently, in August 1999, the Company and TwiceTrade, a company owned by the investment consortium, entered into a joint venture, which formed Italia-iNvest.com SPA in September 1999. In November 1999, GlobalNet and the consortium launched Italia-iNvest.com, a website covering the Italian financial marketplace.

NATIONAL BANK FINANCIAL

In June 1999, National Bank Financial subscribed for 208,334 shares of the Company's common stock for $2.5 million. In addition, the Company granted to National Bank Financial an option to invest up to $5.0 million in the Company's common stock at the lower of the current market price of the Company's common stock at the date of exercise, or $21.00 per share exercisable up to March 31, 2000 and a warrant to purchase 275,000 shares of the Company's common stock at an exercise price of $17.25 per share exercisable up to December 15, 2001. If National Bank Financial exercised the option, the Company will then grant to National Bank Financial a further warrant to purchase up to 333,333 shares of the Company's common stock at an exercise price of $30.00 per share exercisable during the following 30 months.

As described above, National Bank Financial has entered into joint ventures with the Company, such as GlobalNet Direct.com, to provide its users with online transactional services.

COMPETITION

The Company competes with numerous companies in most areas of its Internet business. Since the Internet market is growing rapidly, has no substantial barriers to entry, and has low, if any, switching costs, the management of the Company expects competition to continue to intensify.

The Company's competitors, in the provision of financial content includes, but is not limited to, FT.com, MoneyWorld, The Street.com and MotleyFool.com and, in the area of online trading, Charles Schwab, E-Trade and DLJdirect, among many others.

The United States online trading and financial content industries have grown and developed significantly over the past several years, with a number of substantial and well financed entities taking large market shares. Markets outside the United States are not as developed, however, and the management of the Company believes that through the strength of the Company's alliances with major ISPs throughout Europe, the Company is well positioned to become a major player in the European financial Internet market. However, this market as well will continue to become more competitive.

HISTORY

The Company or GLBN, formerly Microcap Financial Services.Com, Inc., prior to that Capital Growth Holdings, Ltd. and prior to that Galt Financial Corporation, was incorporated in the State of Colorado on June 15, 1987. Between 1987 and 1997, the Company's activities involved identifying and raising capital for investment opportunities; however, these activities ultimately proved unsuccessful and by 1997 the Company had become inactive. On March 14, 1997, GLBN, an inactive company, acquired 100 percent of the outstanding capital stock of International Capital Growth, Ltd. ("ICG") (a company formed in February 1996), a Delaware corporation and member of the National Association of Securities Dealers, Inc. The acquisition was consummated through an exchange of shares that resulted in the former ICG shareholders receiving control of GLBN; the transaction has been treated as a recapitalization. In connection therewith, ICG's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by GLBN in the transaction while ICG's historical accumulated deficit was carried forward. In 1997, after the recapitalization, the Colorado corporation was merged into a Delaware corporation. In 1998 the management of the Company recognized the potential financial benefits of providing financial services through the Internet and refocused the strategy and resources of the business to achieve this goal while reducing the Company's other business activities.

EMPLOYEES

As of March 15, 2000, the Company had a total of 103 employees. None of the Company's employees are represented by a union and the Company has not experienced any work stoppages. The Company believes its relations with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company and its subsidiaries use the office space described below:

         1. Approximately 2,676 square feet at 7284 W. Palmetto Park Road, Suite 210, Boca Raton, Florida 33433, pursuant to a monthly tenancy expiring October 31, 2001, for monthly rent of $6,093.88;

         2. Approximately 2,040 square feet at 2425 Olympic Boulevard #660E, Santa Monica, California 90404, pursuant to a lease expiring on November 30, 2000, for monthly rent of $5,834.40;

         3. Approximately 1,669 square feet at 16150 N. Arrowhead Fountain Circle Drive, Suite 240, Peoria, Arizona 85382, pursuant to a monthly tenancy expiring May 31, 2003, for monthly rent of $6,672.80.

         4. Approximately 4,700 square feet of office space at Clarendon House, 11/2 Clifford Street, Sixth Floor, London, England, pursuant to a sub-lease expiring in November, 2008, for monthly rent of $22,000.

ITEM 3.  LEGAL PROCEEDINGS

In 1999, the Company and three of its principals, Ronald Koenig, Stanley Hollander and Jay Matulich, were named as defendants in a lawsuit entitled, MARTIN S. STOLZOFF, ET AL. V. WASTE SYSTEMS INTERNATIONAL, INC., ET AL., No. 99-01664A Superior Court, Middlesex County, Massachusetts (the "Complaint"). The Complaint was filed on April 1, 1999 and asserts counts for common law fraud, negligent misrepresentation and violation of the Massachusetts Blue Sky Laws in connection with the purchase by plaintiffs of securities of a company called Waste Systems International, Inc., ("WSI"). The Company acted as a financial consultant and placement agent in connection with a private offering of WSI common stock in March 1995. The Complaint alleges that the Defendants made a series of fraudulent and negligent misrepresentations to Plaintiffs during the period from January 1995 to February 1997. The Complaint further alleges that Plaintiffs purchased WSI securities and thereafter declined to sell their existing WSI securities despite their inclination to do so in reliance on the alleged misrepresentations. Plaintiffs allege damages of approximately $1,000,000 plus prejudgment interest and punitive damages. The Company denies Plaintiffs' allegations and intends to vigorously defend this action.

The Company is not a party to any pending legal proceedings and is not aware of any contemplated proceeding by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 1, 1999, the majority of the shareholders of the Company approved the adoption of an amendment to the Company's Certificate of Incorporation, as amended, to (i) increase the authorized capital of common stock, par value $.001 per share of the Company from 16,666,667 shares of common stock to 50,000,000 shares of common stock; to (ii) create and authorize 50,000,000 shares of Class A Common Stock, par value $.001 per share, of the Company; and to (iii) approve the Company's Amended and Restated 1998 Stock Option Plan.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock is currently traded on NASDAQ National Market under the symbol "GLBN" and on the Alternative Investment Market of the London Stock Exchange under the symbol "GLFA". Prior to October 1, 1999, the Company's Common Stock was quoted on the OTC Bulletin Board under the symbol "GLBN". The table set forth below presents the high and low bid prices of the common stock for the period indicated; however, the over-the-counter market quotations prior to October 1, 1999, reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Prior to June 6, 1997, there was no trading market for the common stock. All prices listed below have been adjusted to reflect the reverse stock split on the Common Stock which occurred on July 2, 1999.


COMMON STOCK
------------                                                                         --------------    ----------------

                                                                                     --------------    ----------------
                                                                                         High                Low
                                                                                     --------------    ----------------
1998
----
         Quarter ended March 31, 1998                                                      $6.00               $1.50
         Quarter ended June 30, 1998                                                       $6.00               $3.00
         Quarter ended September 30, 1998                                                  $1.50               $4.26
         Quarter ended December 31, 1998                                                   $2.25               $7.50

1999
----
         Quarter ended March 31, 1999                                                     $23.76               $6.72
         Quarter ended June 30, 1999                                                      $27.38              $12.00
         Quarter ended September 30, 1999                                                 $18.06               $9.25
         Quarter ended December 31, 1999                                                  $36.56               $9.69

CLASS A COMMON STOCK*
--------------------
1999
----
      Quarter ended December 31, 1999                                                     $42.43              $35.08
           (commencing December 9, 1999)

On March 15, 2000, the closing price of the common stock was $41.25 and the Class A common stock was $40.00.

------------
* Listed solely on the Alternative Investment Market of the London Stock
Exchange.

HOLDERS

As of March 15, 2000, there were approximately 450 holders of record of the common stock and 3,400 holders of record of the Class A common stock.

DIVIDEND POLICY

As of March 25, 1997, the Board of Directors declared an annual cumulative dividend of $1.35 per share on the common stock for the calendar years 1997 and 1998. The dividend was due and payable to the holders of record on the day the Board of Directors of the Company adopted the resolution to pay such dividend and is subject to (i) the payment of dividends on any class of capital stock with priority over the common stock, (ii) applicable net capital requirements and (iii) restrictions under applicable law. The dividend, which began accruing as of January 1, 1997, was payable on a quarterly basis ending on December 31, 1998. Although the Company made all prior dividend payments in a timely manner, due to the Company's limited cash resources and losses, the Company was unable to make the June 30, 1998, September 30, 1998 and December 31, 1998 dividend payments. Management can not predict when the Company's cash resources will be sufficient to make such payments. The Company recognizes such dividend payments as an obligation.

On October 12, 1997, each of our 4,001,334 shares of 5% Cumulative Convertible Series A Preferred Stock and 1,080,000 shares of 5% Cumulative Convertible Series B Preferred Stock converted into one share of Class B common stock. Pursuant to the terms of the Certificates of Designation of such preferred stock, the holders thereof were entitled to 5% per share annual cumulative dividends prior to payment of dividends on any other class of capital stock. The cumulative dividends on such preferred stock were payable on a quarterly basis from December 31, 1996 and through October 24, 1997, ten business days after the conversion thereof. The cumulative dividends were not paid and have accrued unpaid since October 24, 1997. The aggregate amount of such arrearage owed by the Company to the former holders of such preferred stock is $38,154 as of December 31, 1999.

We do not anticipate declaring any additional dividends on any of our classes of capital stock. Any future dividend declarations and payments would be subject to the restrictions set forth above, approval of our Board of Directors and any contractual restrictions that may then exist.

RECENT SALES OF UNREGISTERED SECURITIES

On February 10, 1999 the Company completed a private offering (the "1999 Offering") of shares of its Common Stock pursuant to Regulation D to "accredited investors" as that term is defined in Regulation D. The Company sold 429,234 shares resulting in aggregate gross proceeds of $2,479,400. The shares were issued and sold to "accredited investors" pursuant to Regulation B. No placement agent was utilized. The Company did not pay any commissions in connection with the sale of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

OPERATING REVENUE

Online trading commission income increased by $481,744 or 100% for the year ended December 31, 1999 from $0 for the comparable period a year earlier. This source of revenue is from the Company's new broker/dealer subsidiary, GlobalNet Securities, Corp., which the Company acquired in the fourth quarter of 1999. Advertising revenue from the Company's websites increased by $390,907 or 100% for the year ended December 31, 1999 from $0 for the comparable period a year earlier. Advertising revenue primarily relates to the Company's UK-iNvest.com website. Investment banking consulting fees decreased by $405,071 or 100% to $0 for the year ended December 31, 1999 from $405,071 for the comparable period a year earlier. The decrease is the result of the Company's shift away from investment banking activities. Further, private placement fees decreased by $793,545 or 62% to $489,482 from $1,283,027 for the comparable period one year earlier. Despite the Company's lack of focus on investment banking, it closed two transactions in 1999, the largest of which closed in the second quarter of 1999 for which the work was completed in late 1998.

The Company reported revenue from realized and unrealized gains on marketable and not readily marketable securities of $1,421,194 for the year ending December 31, 1999, an increase of $1,858,254, or 425%, compared to a loss of $437,060 during the same period in 1998. This increase was primarily related to realized gains from the sale of the Company's investment in Atlantic Caspian stock and unrealized gains resulting from the mark to market of the broker/dealer subsidiary's portfolio of securities during the year ended December 31, 1999. Interest income increased by $505,272 or 1,667% to $535,581 as compared to $30,309 during the comparable year-to-date period in 1998, due to an increase in interest bearing accounts in 1999. Other revenue increased by $51,681 or 100%, as compared to $0 in the comparable year earlier. Other revenue primarily relates to fees from the sale of broadcast real time information on the Company's websites.

OPERATING EXPENSES

Cost of advertising revenue increased by $239,270 or 100% for the year ended December 31, 1999 from $0 for the comparable period in 1998. Cost of advertising revenue consists of commissions on the advertising revenue generated by the Company's website, UK-iNvest.com, payable to the Company's advertising agency, as well as revenue sharing costs to the Company's partner, Freeserve. Commission expense on private placement fee revenue decreased by $69,381 or 24% to $217,000 for the year ended December 31, 1999 from $286,381 for the comparable period in 1998.

General and administrative expenses increased by $8,848,932 or 264% to $12,194,882 for the year ended December 31, 1999 compared to $3,345,950 for the same period in 1998. The dramatic increase is the result of the shift in the Company's business focus to internet website publishing, which has included a significant increase in the number of Company employees, increased rent expense related to the Company's office space in both the United States and the United Kingdom, advertising and promotional costs related to launching the Company's new websites, travel costs and professional fees incurred in setting up the Company's new websites and joint ventures with various strategic partners in the United States, United Kingdom and Europe.

Non-cash compensatory and licensing expense increased by $7,361,040 to $7,814,287 or 1,624% during the year ended December 31, 1999 compared to $453,247 during the same period in 1998 which was primarily the result the Company utilizing stock, options and warrants to compensate some of its advisors and consultants. The largest of these licensing agreements are with Telescan Inc. and Freeserve, for which the Company issued equity securities and is amortizing the value of such securities over the terms of the agreements. Excluding a non-recurring, non-cash compensatory charge for options issued for investor relations services of $920,746, non-cash compensatory and licensing expense would have increased by $6,440,294 to $6,893,541 as compared to $453,247 in 1998.

Depreciation and amortization increased by $1,256,400 or 881% to $1,398,976 during the year ended December 31, 1999 compared to $142,576 during the comparable period in 1998. The increase is primarily related to the amortization of the Company's licensing and promotion agreements.

Equity in earnings of unconsolidated companies and joint ventures increased by $141,806, or 232% to $80,737 for the year ended December 31, 1999, compared to a loss of $61,069 for the comparable year in 1998. The loss in 1998 relates to the write-down of the Company's investment in an unconsolidated affiliate, Capital Growth Europe (CGE) of $65,000, offset by the gain on sale of CGE of $3,931 in 1998. The earnings in 1999 result from the Company's ownership interest in NewMedia Spark's unrealized investment income, offset by losses in MatchbookFX, GlobeNet Direct (formerly UK Online Clearing and Brokerage) and Italia-iNvest.com, which are allin the start-up stages and incurred losses during the year ended December 31, 1999.

Minority interest in losses of consolidated subsidiary increased by $53,832 or 100% for the year ended December 31, 1999 compared to $0 in 1998, due to the losses incurred by the Company's online broker/dealer subsidiary, GlobalNet Securities.

The Company's total operating expenses, including $7,814,287 in non-cash compensatory and licensing expense increased by $17,440,623, or 40%, to $21,729,846 as compared to $4,289,223 during the comparable period in 1998.

NET LOSS

The Company's net loss for the year ended December 31, 1999 increased by $15,351,381 or 510% from a net loss of $3,007,876 for the year ended December 31, 1998 to a net loss of $18,359,257 for the year ended December 31, 1999. This increase was due to the shift in business focus and the start-up costs for the Company's U.S. website (www.america-invest.com), the Company's U.K. website (www.ukinvest.com) and subsequent website development costs for the Company's partnerships.

LIQUIDITY AND CAPITAL RESOURCES

The implementation of the business plan is capital intensive as a result of the costs incurred in launching financial oriented sites in new countries. In order to reduce these costs, the Company seeks to partner with and receive investments from strategic investors.

Net cash used in operating activities increased by $12,370,279 to $14,346,912 for the year ended December 31, 1999 from $1,976,633 in the comparable year ended December 31, 1998, due to lower earnings resulting from increased expenditures relating to the shift in business focus and the start-up costs for the Company's internet financial websites. Net cash provided by investing activities decreased $33,680,794 from $533,409 in 1998 to net cash used of $33,147,385 for the year ended December 31, 1999. The decrease was largely due to investments in certificates of deposit of $24,418,038 and investments in unconsolidated companies and joint ventures totalling $8,793,452. Net cash provided by financing activities increased by $87,501,274 to $90,075,613 for the year ended December 31, 1999 from $2,574,339 in the comparable year in 1998. Capital has been provided by the investments made by the initial stockholder group, through private placements of the Company's securities and the public issuance of the Company's Class A common stock in the United Kingdom.

In February 1999, the Company raised net proceeds of approximately $2,479,400 in a private placement of 429,234 shares. In April 1999, the Company raised net proceeds of approximately $4,650,000 in a private placement of 416,667 shares of Common Stock with an Italian Investment Consortium that became partners with the Company in Italia-iNvest.com. In May 1999, the Company received $14,765,337 from Freeserve, Ltd. which represented the purchase of 1,063,779 shares of Common Stock at $12.00 per share and the exercise of a previously issued warrant for 333,333 shares of Common Stock at $6.00 per share. In May 1999, the Company raised an additional $897,000 in a private placement of 74,750 shares of Common Stock. In June 1999, the Company raised an additional $500,000 in a private placement of 41,667 shares of Common Stock. In June 1999, the Company received $2.5 million from First Marathon which represented the purchase of 208,334 shares of Common Stock. In August 1999, Freeserve purchased an additional 31,250 shares of Common Stock for $375,000. In December 1999, the Company raised net proceeds of $65,058,227 in the public placement of its Class A Common Stock on AIM in the U.K. The proceeds are being held for additional investment in the Company's websites, online financial transaction platforms and for future working capital.

VARIABILITY OF FUTURE RESULTS

The Company anticipates that its future financial results will vary dramatically and losses will continue in the year 2000. This is the result of the start-up and uncertain nature of the Company's financial content websites and online transaction joint ventures.

FORWARD-LOOKING STATEMENTS

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Memorandum (including the Exhibits thereto) or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB (including the Exhibits thereto) that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history and prior operating losses and accumulated deficit, the Company's dependence on advertising revenue and sponsorship, the uncertainty associated with the Internet both in the United States and abroad, the Company's reliance on management, and the Company's possible inability to compete in the advertising and domestic or international Internet industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission").

MARKET RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY IN THE AREA OF ONLINE FINANCIAL SERVICES.

We have been engaged in the current Internet business since October 1998. Many of our investments in international joint ventures are in an early stage of development. We have little operating history in the Internet business upon which our performance and prospects can be evaluated. We face the risks frequently encountered by developing companies. These risks include the potential inability to compete with more established firms and to retain and maintain key personnel, as well as uncertainty as to which areas to target for growth and expansion and as to the source of funding for operations and expansion.

WE HAVE A LIMITED OPERATING HISTORY IN THE AREA OF ONLINE TRADING.

We anticipate deriving a significant portion of our revenues from online transaction executions. We have only recently introduced online trading in foreign exchanges and domestic securities and we plan to offer online trading in non-US securities. In addition, we plan to offer other investment and financial products. Lack of international online trading and transaction execution operating history and the risks inherent in any new business area make it impossible accurately to predict the extent of revenues to be generated from these activities.

ADVERTISING REVENUES AND SPONSORSHIPS ARE UNCERTAIN.

We anticipate deriving revenues from the sale of domestic and international Internet-based advertising. None of our senior management team has any significant experience in selling advertising on the Internet or any other medium. If we are unable to attract and retain paying advertising customers or we are forced to offer lower than anticipated advertising rates in order to attract and/or retain advertising customers, our anticipated level of advertising revenue will be adversely affected.

Use of the Internet by overseas consumers is at an early stage of development and international market acceptance of the Internet as a medium for information, commerce and advertising is subject to a high level of uncertainty. In order for us to generate advertising revenues, advertisers and advertising European agencies must direct a portion of their budgets to the Internet as a whole, and specifically to our Internet sites. Our management believes that most international and specifically, European advertisers and advertising agencies have limited experience with the Internet as an advertising medium and international and specifically, European advertisers have not devoted a significant portion of their advertising budgets to Internet-related advertising to date. Our management cannot assure investors that international and specifically, European advertisers or advertising agencies, will be persuaded, or able, to allocate or continue to allocate portions of their budgets to Internet-based advertising, that they will find Internet-based advertising to be more effective than advertising in traditional media, or that they will decide to advertise on our Internet sites.

THE COMPANY IS DEPENDENT ON CONTINUED GROWTH OF THE INTERNET.

Rapid growth in the use of and interest in the Internet is a recent phenomenon. Our management cannot assure that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support its business. Revenues from our Internet operations will depend largely on the widespread acceptance and use of the Internet as a source of information and as a vehicle for commerce in goods and services, especially online financial and investment transactions. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support growth that may occur, our business will be adversely affected.

THE WEB SITES, STATISTICS AND RATINGS FROM EUROPE MAY NOT BE COMPREHENSIVE OR RELIABLE.

The measurement of Internet traffic and statistics in Europe is not as sophisticated or developed as it is in the United States. To our knowledge, European ratings come from a "representative sample" of a small sampling of European households. To illustrate, Media Matrix, a company used by Merrill Lynch to track European usage of the Internet, tracks only 1,230 households in the United Kingdom to determine usage statistics in the United Kingdom. This information is tracked on software installed in individual households of Internet users. As a result, the sampling data used to derive Internet use is compiled from a limited number of actual users. In addition, only those Internet users who access the Internet from their home computers are tracked while Internet usage at a business site is not tracked. We believe that if business usage, in addition to household usage, were tracked, the estimated number of monthly users, frequency of use per user and average minutes per visit per user would increase in sampling data. Finally, the statistics used by tracking meters in Europe use slightly different definitions in interpreting their measurements. For example, the United States measurements include the estimated number of people who access a site once a month (defined as "users") in contrast with the European measurement of a percentage of all online users who access a site or network of sites at least once during a month (referred to as "reach"). Accordingly, the measurements of Internet use is not as accurate or comprehensive in Europe. Management believes that the statistics quoted herein from Europe, while not fully comprehensive or reliable as the tracking statistics used in the United States, are still useful for valuation and trend analysis. Our management believes that the statistical estimates of the number and frequency of Internet users in Europe that are used by advertising agencies, investors and the online companies themselves will increase as the tracking capacity in Europe becomes more reliable, tracks larger samplings and tracks business as well as households.

THE COMPANY IS DEPENDENT ON THIRD PARTIES FOR INTERNET OPERATIONS AND CONTENT DEVELOPMENT.

Management believes that the ability to advertise our Internet sites and online transaction capabilities on other Internet sites and the willingness of the owners and operators of such sites to direct users to our Internet sites through hypertext links are critical to the success of our Internet operations. Other Internet sites, particularly search/index guides and other companies with the strategic ability to direct user traffic, significantly affect traffic to our domestic and international Internet sites. While the company's management believes that other sites will direct traffic to the Company's sites, we cannot assure that the Company will establish or maintain such arrangements in the future.

In particular, the Company is dependent on its ongoing relationships with Freeserve plc, World Online, International and Scandinavia Online, three international prominent providers of Internet access to consumers.

Our ability to develop original and compelling Internet-based products and services is also dependent on maintaining relationships with and using content and products provided by third-party vendors. Developing and maintaining satisfactory relationships with third parties could become more difficult and more expensive as competition increases among Internet sites. If we are unable to develop and maintain satisfactory relationships with such third parties on terms acceptable to it, or if any competitors are better able to leverage such relationships, our business will be harmed. Our business is dependent on third parties for uninterrupted Internet access.

ACQUISITIONS AND JOINT VENTURES MAY DISRUPT OR OTHERWISE HAVE A NEGATIVE IMPACT ON OUR BUSINESS. We intend to enter into new business opportunities and ventures as part of our Internet business. Typically, such opportunities require extended negotiations, the investment of a substantial amount of capital and substantial burdens on our management personnel and our financial and operational systems. We cannot assure investors that such ventures would ever achieve profitability.

THE COMPANY IS SUBJECT TO TECHNOLOGICAL CHANGES.

The market for Internet-based products and services is characterized by rapid technological developments and frequent net product introductions. The emerging character of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our Internet-based products and services. We cannot assure investors that we will be successful in responding quickly, cost effectively and sufficiently to these developments.

In addition, the widespread adoption of new Internet technologies or standards could require us to make substantial expenditures and to modify or adapt our Internet site and services that could harm our business. In addition, new Internet-based products, services or enhancements offered by us may contain design flaws or other defects that could require costly modifications or result in a loss of consumer confidence, either of which could harm our business.

The satisfactory performance, reliability, and availability of our Internet sites and our computer network infrastructure are critical to attracting Internet users. System interruptions which result in the unavailability of our Internet sites or slower response times for users reduce the attractiveness of our Internet sites to users and could harm our business.

THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS MAY BE CHALLENGED.

We are developing proprietary Internet software and have filed applications for certain trademarks, trade names, service marks, domain names and other proprietary rights which we either currently have or may have in the future and which we believe to be important to our Internet business. Even though we have registered some domain names, given the uncertain application of existing copyright and trademark laws to the Internet, we cannot assure investors that existing laws will provide adequate protection for our technologies, sites or registered domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do, given, among other things, the global nature of the Internet. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property of third parties by us or our licenses. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

THERE ARE RISKS ASSOCIATED WITH THE SECURITIES INDUSTRY.

The securities business is volatile and is directly affected by the following factors, among others, many of which are beyond our control.

         /bullet/ national and international political and economical conditions;
         /bullet/ broad trends in business and finance;
         /bullet/ fluctuations in volume and price levels of securities transactions;
         /bullet/ client default on commitments (such as margin obligations); /bullet/ litigation;
         /bullet/ employee's misconduct, errors and omissions;
         /bullet/ regulation at federal and state levels;
         /bullet/ the emergence of numerous discount brokers;
         /bullet/ increased use of technology; and /bullet/ a steady decrease in the commissions charged to clients of discount brokerage services.

Losses associated with these risks could harm our business.

THERE ARE SUBSTANTIAL RISKS IN FOREIGN MARKETS.

We have entered into agreements with joint venture partners and strategic alliances to conduct our Internet business outside of the United States. Our inability to find additional joint venture partners could slow down our anticipated overseas growth. If we do not find a suitable joint venture partner in a given foreign market, we may not enter that market. Conducting business outside the United States will require us to become familiar with and to comply with foreign laws, rules, regulations and customs. We cannot be certain that our failure to comply with foreign laws, rules and regulations of which we are not aware will not harm our business.

Further risks are inherent in international operations, including the following:

         /bullet/ differing levels of Internet use in other countries, /bullet/ customers agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system;
         /bullet/ foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade or investment;
         /bullet/ intellectual property rights may be more difficult to enforce in foreign countries;
         /bullet/ fluctuations in exchange rates may affect product demand and may adversely affect the profitability in US dollars of products and services is made in the local currency;
         /bullet/ general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;
         /bullet/ unexpected changes in foreign laws or regulatory requirements may occur; and
         /bullet/ compliance with a variety of foreign laws and regulations and the overlap of different tax structures may be costly and time consuming.

Tax rates in certain foreign countries may exceed those of the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions. There can be no assurance that any of these factors will not have a material adverse effect on our business and results of operations.

THE COMPANY IS SUBJECT TO EVOLVING INTERNET REGULATIONS.

New laws, guidelines and regulations may be adopted covering areas such as access, content, taxation, encryption, communications and pricing and quality of Internet products, services and online trading. As a provider of Internet products and services, we may be subject to the provisions of existing and future laws, guidelines and regulations that could be applied to our operation. Such laws, guidelines and regulations could limit the growth of the Internet and harm our business.

THE COMPANY IS SUBJECT TO ONGOING SECURITIES REGULATION IN THE UNITED STATES AND OVERSEAS.

The securities industry in the United States and other countries is subject to extensive regulation under both federal and state laws. In the United States, the Securities and Exchange Commission, National Association of Securities Dealers, Inc. and other self-regulatory organizations such as the various stock exchanges and state securities commissions, require strict compliance with their rules and regulations. Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees and the maintenance of certain levels of capital. We will also be subject to regulation by foreign governments of any foreign broker-dealers associated with us and will be subject to the foreign rules and regulations pertaining to the trading of foreign equity in overseas markets. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees, any of which could harm our business.

THE COMPANY IS DEPENDENT ON KEY PERSONNEL.

Our business depends upon the services of its executives and certain key personnel, including Stanley Hollander, President, Chief Executive Officer and Chairman of the Board of Directors; Alan L. Jacobs, Executive Vice President; William Hodgson, Chief Operating Officer; Michael S. Jacobs, Chief Financial Officer; Jay J. Matulich, Senior Vice President and Richard Hefter, Editor-in-Chief. We cannot be certain that we will be able successfully to attract and retain key personnel. The loss of the services of any one or more of such key personnel or the inability to attract such key personnel could harm our business. Currently we do not maintain key man life insurance on any of our executives or key personnel. We cannot be certain that such officers and directors will remain our employees in any particular capacity.

THE COMPANY IS SUBJECT TO CONTINUING CURRENCY EXCHANGE RISKS.

A proportion of our revenues are received in non-US currencies. We anticipate that an increasing proportion of our revenues will be received in Euros in the future. This may give rise to an exchange risk against US dollars.

The introduction of the Euro may have a wide range of macro-economic effects, resulting, among other things, in interest rates, levels of economic activity and asset values being different from what they would otherwise have been. We are unable to predict these macro-economic effects or their impact on the demand for our services or on our revenues or cost.

We may engage from time to time in foreign exchange hedging in respect of the principal foreign currencies in which its receivables are denominated. There can be no assurance that such hedging activities will continue or will be effective to limit the impact of any movements in exchange rates on our results or operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item, the accompanying notes thereto and the reports of independent accountants are included as part of this Form 10-KSB immediately following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's independent accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The officers and directors of the Company are as follows:

------------------------------------ -------- ------------------------------------------------------
               NAME                     AGE                       POSITION(s)
------------------------------------ -------- ------------------------------------------------------
Stanley Hollander                       62    Chief  Executive  Officer,  President and Chairman of
                                              the Board of Directors
W. Thomas Hodgson                       47    Chief Operating Officer
Michael S.  Jacobs                      35    Chief Financial Officer, Secretary and
                                                  Treasurer
Alan L.  Jacobs                         58    Executive Vice President and Director
Jay J.  Matulich                        45    Senior Vice President
Ronald B.  Koenig                       65    Senior Managing Director
N.  Bulent Gultekin                     52    Director
Christopher D. Jennings                 45    Director
G.F. Kym Anthony                        44    Director
Michael K. Whitaker                     44    Director
------------------------------------ -------- ------------------------------------------------------

STANLEY HOLLANDER. Mr. Hollander is our President, Chief Executive Officer and Chairman of the Board of Directors since January 10, 2000. In addition, Mr. Hollander has served as Senior Vice President and a Director of GlobalNet since March 1997 and President and a Director of International Capital Growth, Ltd. since March 1996. Mr. Hollander currently serves on the Board of Directors for GlobeNet Direct, Italia-iNvest.com, UK Wire, NewMedia Spark, plc, UK-iNvest.com and Insurance City. He has served as President and a Director of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996.

W. THOMAS HODGSON. Mr. Hodgson joined GlobalNetFinancial in November, 1999. From October 1997 to November, 1999, Mr. Hodgson was President and chief executive officer of Marathon Asset Management Inc., and Marathon Mutual Funds, Inc. in Toronto, Canada. From June, 1995 to September, 1997, Mr. Hodgson was executive director United World Colleges (International) Limited. From October 1993 to June 1995, Mr. Hodgson was a doctoral student in economics at Oxford University.

MICHAEL S. JACOBS. Mr. Jacobs has served as our Senior Vice President, Secretary and Treasurer since March 1997 and of International Capital Growth, Ltd. since March 1996. Since August 1998 he has served as Treasurer for America-iNvest.com, Inc. He serves on the Board of Directors for Italia-iNvest.com, UK-iNvest.com and GlobalNetSecurities. He has served as Chief Financial Officer and Treasurer of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Since February 1995, Mr. Jacobs has been a Senior Vice President of U.S. Sachem Financial Consultants, L.P. and, since July 1995, its successor Capital Growth International, L.L.C.

ALAN L. JACOBS. Mr. Jacobs has served as our Executive Vice President and a Director since March 1997. Since September 1999, Mr. Jacobs has served as a Director for Matchbook FX, LLC. Since March 1996, Mr. Jacobs has served as Senior Managing Director, Executive Vice President and a Director of

International Capital Growth, Ltd. and, since January 1995, of Capital Growth International, L.L.C. He has served as Chief Operating Officer and a Director of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. From February 1995 to October 1997 and from July 1993 to September 1994, Mr. Jacobs served as a Director of Boca Raton Capital Corporation, a publicly-held Florida corporation ("BRCC").

JAY J. MATULICH. Mr. Matulich has served as our Senior Vice President since March 1997 and Vice President of International Capital Growth, Ltd. since March 1996. Since August, 1998 he has served as Chairman of America-iNvest.com, Inc. Since October 1994, Mr. Matulich has been a Senior Vice President of U.S. Sachem Financial Consultants, L.P. and, since July 1995, of its successor Capital Growth International, L.L.C. Since April 1995, Mr. Matulich has served as a Director of Waste Systems International, Inc., a publicly-held company. From March 1996 to June 1996, Mr. Matulich served as Chairman of BioSafe International, Inc.

RONALD B. KOENIG. Mr. Koenig is our Chairman of the Board of Directors. In addition, Mr. Koenig has been Chairman of the Board of Directors, President and Chief Executive Officer of International Capital Growth, Ltd. since March 1996. Since August, 1998 he has been a Director of America-iNvest.com, Inc. He has served as Chairman of the Board, Chief Executive Officer and a Director of Emerging Growth Acquisition Corporation I, a publicly-held corporation, since July 1996. Mr. Koenig has been Chairman, from October 1994 to July 1995, and co-founder of U.S. Sachem Financial Consultants, L.P. and, since July 1995, of its successor Capital Growth International, L.L.C. From 1989 to 1993, Mr. Koenig was a Senior Managing Director and department head of corporate finance at Gruntal & Co., Incorporated. Mr. Koenig presently serves on The Wharton School Undergraduate Executive Board and is on the business advisory board to Sterling National Bank & Trust Company of New York.

N. BULENT GULTEKIN. Mr. Gultekin has been a Director of the Company since March 1997 and of International Capital Growth, Ltd. since March 1996. Since 1981, Mr. Gultekin has been an Associate Professor of Finance at The Wharton School of the University of Pennsylvania. From 1993 to 1994, he served as the Governor of the Central Bank of the Republic of Turkey.

CHRISTOPHER D. JENNINGS. Christopher D. Jennings has served as a director of the Company since May 1999. Since April, 1998 Mr. Jennings has been a Managing Director of Investment Banking of Friedman, Billings, Ramsey & Co. From 1995 to 1998 Mr. Jennings served as a Managing Director of Cruttenden Roth Incorporated ("Cruttenden Roth"), an investment banking firm. Mr. Jennings serves as a member of the Audit and Compensation Committee of the Board of Directors. Mr. Jennings is also a director of Ugly Duckling Corporation, a public automobile sales and finance corporation.

KYM ANTHONY. Mr. Anthony has been a Director of the Company since August 1999. Mr. Anthony is currently Chairman and Chief Operating Officer of First Marathon, Inc. Before joining First Marathon, Mr. Anthony was Vice Chairman of TD Bank and the Chairman and CEO of TD Securities. Prior to this, he held a number of senior positions with CIBC Wood Gundy, including senior positions in investment banking and heading up Wood Gundy Asia operations global fixed income, global derivatives, risk management and treasury. Mr. Anthony has been a Director of the Investment Dealers Association of Canada and a Member of the Board of Governors of The Toronto Stock Exchange.

MICHAEL WHITAKER. Mr. Whitaker was appointed to the Board on November 18, 1999 and is the chief executive officer and founder of 10Invest.com plc, a company created to deliver private equity investment opportunities to private investors via the Internet. Mr. Whitaker was until July 1999 chief executive of

Collins Stewart Limited, a UK institutional stockbroking firm. Mr. Whitaker was a joint founder of Collins Stewart in 1991, acting in turn as finance director and chief executive and carrying out various executive roles in corporate finance and fund management. Prior to founding Collins Stewart, Mr. Whitaker was a leading technology analyst, corporate financier and partner at the London stockbroking firm, Simon & Coates, which was sold to The Chase Manhattan Bank in 1986. In his roles at Simon & Coates, The Chase Manhattan Bank and Collins Stewart, Mr. Whitaker has had extensive experience of evaluating technology company investments and in advising such companies in relation to fundraising and flotation. He has been involved in the flotation of over 20 technology companies on both the Official List and AIM.

SENIOR LEVEL EMPLOYEE

RICHARD HEFTER. Since February 11, 1999, Mr. Hefter has acted as our Editor-in-Chief. From 1994 to 1998, Mr. Hefter was a faculty member in English at Northwestern University and associate director of communications in Northwestern's office of Development. Prior to that he was a public relations writer for the Office of Health Science Relations at the University of Iowa.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent of a class of the company's equity securities registered pursuant to Section 12 of the Exchange Act to file with the Commission initial reports of ownership and reports of securities registered pursuant to Section 12 of the Exchange Act. The Company's records indicate that all such forms have been timely filed.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table shows information with respect to the total compensation earned by, or paid to, the Chief Executive Officer and the four most highly compensated other executive officers, for service rendered during fiscal year 1999, 1998 and 1997. No other executive officer of the Company earned total salary and bonus in excess of $100,000 during the fiscal years ended December 31, 1999, 1998 and 1997.

                                                                                      Long-Term Compensation
                                                            Annual Compensation            Awards Shares
                                                                                       UnderlyingOptions (#)
Name and Principal Position                           Year    Salary($)     Bonus($)
Stanley Hollander, Chief Executive
  Officer and President and Chairman
  of the Board of Directors                           1999     306,461       37,500          186,668(1)
                                                      1998     196,000                       236,667(2)
                                                      1997     263,000                            --
Ronald Koenig, Senior Managing
   Director(3)                                        1999     208,715       10,000          103,334(1)
                                                      1998     200,000                       236,667(2)
                                                      1997     250,000                            --
Alan L. Jacobs, Executive Vice
  President and Director                              1999     181,153       20,000               --
                                                      1998      17,306(5)                     80,000(2)
                                                      1997     225,000                            --

Michael Jacobs, Chief Financial
 Officer, Secretary and Treasurer                     1999     166,043       20,000          108,334(1)
                                                      1998     150,000                       150,000(2)
                                                      1997     150,000                        41,667(4)
Jay J. Matulich, Senior Vice
  President                                           1999     144,471       20,000          108,334(1)
                                                      1998     131,000                       150,000(2)
                                                      1997     125,000                        41,667(4)

(1) Represents shares of Common Stock underlying stock options granted under the 1998 Amended and Restated Employee Stock Option Plan.
(2) Represents shares of Common Stock underlying options granted under the 1998 Stock Option Plan.
(3) Effective January 10, 2000, Mr. Koenig resigned as Chairman of the Board of Directors
(4) Represents shares of Class B Common Stock underlying stock options granted under the 1997 Stock Option Plan which plan and options were terminated December 31, 1998.
(5) Covers the period from January 1, 1998 through January 31, 1998 prior to Mr. Jacobs' temporary leave of absence.
(6) For the period December 15, 1999 through December 31, 1999.
________________________

The Company currently pays annual salaries to Messrs. Hollander, Koenig, A. Jacobs, M. Jacobs, Hodgson and Matulich of $450,000, $224,000, $240,000, $225,000, $150,000, $200,000, respectively. Mr. W. Thomas Hodgson was appointed Chief Operating Officer on November 1, 1999. Other than as set forth above, none of the company's executive officers or directors received any salary or wages or other compensation from the Company during the last three complete fiscal years.

Each of the executive directors and the executive officers has entered into a one-year employment agreement dated November 1, 1999 with the Company. The agreements are automatically extended for a further year, unless one party gives 90 days' notice to the other.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made during Fiscal 1999 to any of the named Executive Officers:

                                                           Percent of Total          Exercise
                                  Number of Shares        Options Granted in          Price              Expiration
Name                             Underlying Options           Fiscal Year           Per Share               Date
Stanley Hollander                       83,334                   7.9%                  $7.08          January 4, 2009

                    AGGREGATED OPTION EXERCISE IN FISCAL YEAR
                             ENDED DECEMBER 31, 1999
                     AND OPTION VALUES AT DECEMBER 31, 1999

                               NUMBER OF SHARES OF
                                  COMMON STOCK
                         UNDERLYING UNEXERCISED OPTIONS
                              AT DECEMBER 31, 1999

                                                          Value of Unexercised
                                                         In-The-Money Options at
Name                   Exercisable      Unexercisable       December 31, 1999

Stanley Hollander        186,668                  0            $4,555,398

Ronald Koenig            103,334                  0            $2,744,551

Michael S. Jacobs        108,334                  0            $2,877,351

Jay J. Matulich          108,334                  0            $2,877,351


THE AMENDED AND RESTATED 1998 STOCK OPTION PLAN

Under the Amended and Restated 1998 Stock Option Plan (the "Stock Option Plan"), options to purchase an aggregate of not more than 3,000,000 shares of common stock may be granted from time to time to key employees (including officers), consultants and members of the Board of Directors of the Company. Options shall be designated as Incentive Stock Options ("ISOs") or Nonqualified Stock Options ("NQSOs"). The Stock Option Plan is administered by a committee to administer the Stock Option Plan consisting of Mr. Bulent Gultekin and Mr. Christopher D. Jennings, both outside directors of the Company (the "Committee"). The Committee is generally empowered to interpret the Stock Option Plan; to prescribe rules and regulations relating thereto; to determine the terms of the option agreements; to amend the option agreements with the consent of the optionee; to determine the key employees and directors to whom options are to be granted; and to determine the number of shares subject to each option and the exercise price thereof. The per share excercise price of options granted under the Stock Option Plan will be not less than 100% (110% for ISOs if the optionee owns more than 10% of the common stock) of the fair market value per share of common stock on the date the options are granted.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock as of March 15, 2000, by (i) any person who is known to the Company to be the beneficial owner of more than 5% of the capital stock of the Company; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all current directors and officers of the Company as a group. Except as noted below, each person has sole voting and investment power with respect to all shares of capital stock of the Company listed as owned by such person.

                                                              NUMBER OF SHARES       PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      BENEFICIALLY OWNED       OUTSTANDING(2)

OFFICERS AND DIRECTORS (COMMON STOCK OUTSTANDING):
Ronald B.  Koenig                                                 769,550(4)               6.2%
Stanley Hollander                                               1,219,546(5)               9.6%
Alan L.  Jacobs                                                   574,271(8)               4.6%
Hollander Family Partnership LP                                   936,213(3)               7.3%
Michael S.  Jacobs                                                281,649(6)               2.1%
Jay J.  Matulich                                                  279,816(7)               2.1%
W. Thomas Hodgson                                                 200,000(9)               1.6%
N.  Bulent Gultekin                                                21,667(10)              .17%
Kym Anthony                                                        29,166(11)              .23%
Christopher D. Jennings                                            80,000(12)              .64%
Michael Whitaker                                                  150,000(13)              1.2%
All directors and executive
   Officers as a group (10
   persons) (14)                                                3,605,665(14)            25.01%

5% OR GREATER HOLDERS of COMMON STOCK OUSTANDING
Telescan, Inc.                                                    862,694(15)             19.9%
5959 Corporate Drive
Suite 2000
Houston, TX  77036

Dion R. Friedland                                               1,371,337(16)             10.7%
28 Sloane Street


                                                              NUMBER OF SHARES       PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      BENEFICIALLY OWNED       OUTSTANDING(2)

OFFICERS AND DIRECTORS (COMMON STOCK OUTSTANDING):
Flat #8
London SW1X9NE
United Kingdom

Freeserve Investments Ltd.                                      1,397,112(17)             19.9%
Maylands Avenue
Hemel Hempstead HP2 7TG
United Kingdom

5% or GREATER OF CLASS A OUTSTANDING:

Prudential plc                                                  3,753,823                 11.0%
Laurence Pountney Hill
London EC2R OHH


------------
(1) Each beneficial owner for which an address is not listed has an address c/o GlobalNet Financial.com, Inc., 7284 W. Palmetto Park Road, Suite 210, Boca Raton, FL 33433.
(2) Based on a total of 12,779,547 shares of Common Stock outstanding and 34,224,874 shares of Class A outstanding (equivalent to 3,422,487 shares of Common Stock).
(3) Consists of 499,545 shares of Common Stock and options issued to Stanley Hollander exercisable to purchase 436,668 shares of Common Stock which are currently vested. Stanley Hollander, Chairman, President and Chief Executive Officer of the Company, may be deemed to be the beneficial owner of the shares of the Company held by Hollander Family Partnership LP.
(4) Consists of 645,378 shares of Common Stock and options exercisable to purchase 123,334 shares of Common Stock which are currently vested.
(5) Consists of 632,878 shares of Common Stock of which 133,333 are held by Stanley Hollander and 499,545 are held by Hollander Family Partnership LP and options exercisable to purchase 436,668 shares of Common Stock which are currently vested.
(6) Consists of 98,315 shares of Common Stock and options exercisable to purchase 183,334 shares of Common Stock that are currently vested.
(7) Consists of 96,482 shares of Common Stock and options exercisable to purchase 183,334 shares of Common Stock that are currently vested.
(8) Consists of 499,271 shares of Common Stock and options exercisable to purchase 75,000 shares of Common Stock that are currently vested.
(9) Consists of stock options exercisable to purchase 200,000 shares of Common Stock which vest 100,000 on April 11, 2000, 50,000 on October 11, 2000 and 50,000 on April 11, 2001.
(10) Consists of stock options exercisable to purchase 21,667 shares of Common Stock that are currently vested.
(11) Consists of stock options exercisable to purchase 29,166 shares of Common Stock that are currently vested.
(12) Consists of 15,000 shares of Common Stock and options exercisable to purchase 65,000 shares of Common Stock which 40,000 options are currently vested and the remaining 25,000 options vest on April 16, 2000.

(13) Consists of stock options exercisable to purchase 150,000 shares of Common Stock that are currently vested.
(14) Consists of 2,123,162 shares of Common Stock and 1,482,503 stock options exercisable to purchase shares of Common Stock.
(15) Includes shares issuable upon exercise of an option to purchase such number of shares equal to 19.9% of the Company's issued and outstanding stock on the date of exercise.
(16) Represents shares held by investment funds for which Mr. Friedland makes the investment and voting decisions.
(17) Includes shares issuable upon exercise of an option to purchase such number of shares equal to 19.9% of the Company's issued and outstanding stock on the date of the exercise.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company requires that all material transactions with affiliates be made on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. Such transactions are approved by a majority of the Company's independent directors.

In May 1999, following the content supply agreement entered into between the Company and Freeserve in January 1999, Freeserve subscribed for 1,397,112 shares of the Company's common stock, for approximately $15 million. The transaction consisted of the exercise of 333,333 previously issued warrants at $6.00 and the subscriptio for 1,063,779 shares of the Company's common stock at $12.00 per share. Freeserve has also been granted an option, which expires on November 6, 2001, to acquire such number of shares of common stock in the Company at $13.50 per share as would inrease its holding to 19.9 percent of the Company's issued share capital at the date of exercise. Freeserve may also appoint two directors to the Company's Board of Directors.

In March 1999, the Company entered into various agreements with Telescan, Inc. ("Telescan"). Under the terms of these agreements, Telescan issued 520,000 shares of its common stock to the Company, which at the time of the transaction were valued at $9.3 million, in exchange for 862,694 shares of the Company's common stock. In addition, Telescan purchased an option, which expires on March 30, 2000, to exchange for 25,000 shares of Telescan's common stock for common stock of the Company and to acquire such number of shares of common stock in the Company at an initial exercise price of $23.50 which exercise price has been reduced to $12.00 per share as a result of anti-dilution provisions as would increase its total holding to 19.9 percent of the Company's issued share capital at the date of exercise. The Company anticipates Telescan will exercise such option immediately prior to its expiration. Telescan is an industry leader in providing Internet services, innovative solutions for online technology and data retrieval tools.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

EXHIBIT
  NO.               DESCRIPTION
-------             -----------
  2.1       Agreement Concerning the Exchange of Securities of International
            Capital Growth, Ltd. for Securities of Galt Financial Corporation
            dated January 7, 1997 (1)
  2.2       Agreement and Plan of Merger by and between Capital Growth Holdings,
            Ltd., a Colorado corporation, and Capital Growth Holdings, Ltd., a
            Delaware corporation, dated June 10, 1997 (1)
  2.3       Share Purchase Agreement for shares in SOL Bors AS (6)
  2.4       Share Purchase Agreement for shares in Cyberwolf Limited (6)
  3.1       Certificate of Incorporation of the Company, as amended (2)
  3.1(b)    Amendment to the Certificate of Incorporation (4)
  3.2       By-Laws of the Company (1)
  4.1       Form of Common Stock certificate (2)
  4.2       Form of Redeemable Common Stock Purchase Warrant (2)
  10.1      Stock Option Agreement between Telescan, Inc. and GlobalNet
            Financial.com, Inc. (3)
  10.2      License Agreement between Telescan, Inc. and GlobalNet
            Financial.com, Inc. (3)
  10.3      Services Agreement between Telescan, Inc. and GlobalNet
            Financial.com, Inc. (3)
  10.4      Stock Exchange Agreement between Telescan, Inc. and GlobalNet
            Financial.com, Inc.(3)
  10.5      Content Supply Agreement between Freeserve Limited and GlobalNet
            Financial.com, Inc. (3)
  10.6      Lease Agreement, as amended, regarding 2425 Olympic Boulevard, Santa
            Monica, CA dated October 21, 1997 (2)
  10.7      intentionally deleted
  10.8      1998 Stock Option Plan (3)
  10.9      Amended and Restated 1998 Stock Option Plan (4)
  10.10     Stock Purchase and Exchange Agreement between Valhalla Securities,
            Inc., GlobalNetFinancial.com, Inc., Daniel Uslander and Ronald
            Comerchero (5)
  10.11     Financial Website Agreement between Scandinavia Online AS (Norway)
            and Scandinavia Online A/S (Denmark) and GlobalNetFinancial.com (6)
  10.12     Financial Website Agreement between Scandinavia Online AB (Sweden)
            and GlobalNetFinancial.com (6)
  10.13     Lease Agreement regarding 7284 W. Palmetto Park Road, Suite 210,
            Boca Raton, Florida(6)
  10.14     Lease Agreement regarding 16150 N. Arrowhead Fountain Circle Drive,
            Peoria, Arizona(6)
  21.1      Subsidiaries of the Company (6)
  23.1      Consent of Richard A. Eisner & Company, LLP (6)
  27.0      Financial Data Schedule (6)

----------------
(1) Filed herewith as an exhibit of the same number to the Company's Form 8-K dated March 14, 1997 and incorporated herein by reference.
(2) Filed as an exhibit of the same number to the Company's Registration Statement on Form SB-2 (SEC File No. 333-37879) and incorporated herein by reference.
(3) Filed as an exhibit of the same number to the Company's Registration Statement on Form SB-2 (SEC File No. 333-72385)
(4) Filed as an exhibit to the Company's Schedule 14C dated November 19, 1999 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Form 8-K dated November 18, 1999 and incorporated herein by reference.

(6)      Filed herewith.

(B)      REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF 1999

         Form 8-K dated November 18, 1999 and filed December 7, 1999

          Item 5. Other Events - Acquisition of Valhalla Securities, Inc., reporting the Stock Purchase and Exchange Agreement between Valhalla Securities, Inc., GlobalNetFinancial.com, Inc., Daniel Uslander and Ronald Comerchero.

         Form 8-K dated December 9, 1999 and filed December 30, 1999

          Item 5. Other Events - Sales of Equity Securities Pursuant to Regulation S, reporting GlobalNetFinancial.com, Inc.'s sale of shares of the Company's Class A Common Stock on the Alternative Investment Market of the London Stock Exchange

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBALNET FINANCIAL.COM, INC.

                              By: /s/ STANLEY HOLLANDER
                                 --------------------------------------------
                                  Stanley Hollander, Chairman of the Board,
                                  President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           SIGNATURE                                      TITLE                                        DATE
           ---------                                      -----                                        ----


/s/ ALAN L. JACOBS                          Executive Vice President and Director                  March 30, 2000
------------------------------------
Alan L. Jacobs


/s/ W. THOMAS HODGSON                       Chief Operating Officer                                March 30, 2000
------------------------------------
W. Thomas Hodgson


/s/ MICHAEL C. JACOBS                       Chief Financial Officer, Secretary and Treasurer       March 30, 2000
------------------------------------
Michael C. Jacobs


/s/ JAY J. MATULICH                         Senior Vice President                                  March 30, 2000
------------------------------------
Jay J. Matulich


/s/ RONALD B. KOENIG                        Senior Managing Director                               March 30, 2000
------------------------------------
Ronald B. Koenig


/s/ N. BULENT GULTEKIN                      Director                                               March 30, 2000
------------------------------------
N. Bulent Gultekin


/s/ KYM ANTHONY                             Director                                               March 30, 2000
------------------------------------
Kym Anthony


/s/ CHRISTOPHER JENNINGS                    Director                                               March 30, 2000
------------------------------------
Christopher Jennings


           SIGNATURE                                      TITLE                                        DATE
           ---------                                      -----                                        ----


/s/ MICHAEL WHITAKER                        Director                                               March 30, 2000
------------------------------------
Michael Whitaker


Contents

                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS

   Independent auditors' report                                              F-2

   Balance sheet as of December 31, 1999                                     F-3

   Statements of operations for the years ended December 31, 1999 and 1998   F-4

   Statements of changes in stockholders' equity for the years ended
   December 31, 1999 and 1998                                                F-5

   Statements of cash flows for the years ended December 31, 1999 and 1998   F-7

   Notes to financial statements                                             F-8

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
GlobalNet Financial.Com, Inc.

We have audited the accompanying consolidated balance sheet of GlobalNet Financial.com, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of GlobalNet Financial.com, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP
New York, New York
March 17, 2000

GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999

ASSETS
Current assets:
Cash and cash equivalents                                         $  44,523,090
Certificates of deposit and U.S. treasury bills                      24,418,038
Restricted cash                                                         106,597
Offering proceeds receivable subsequently collected                   8,139,739
Accounts receivable                                                     480,788
Due from affiliates                                                     435,617
Due from broker                                                         276,455
Securities owned at market value                                      1,211,954
Securities not readily marketable, at fair value                     14,559,866
Prepaid expenses and other current assets                               227,539
                                                                  -------------
      Total current assets                                           94,379,683

Equity in unconsolidated companies and joint ventures                21,988,559
Investments                                                             918,580
Licensing and promotion agreements, net of accumulated
  amortization of $850,327                                            1,973,362
Other assets                                                            613,895
Fixed assets, net of accumulated depreciation of $186,047               560,571
Goodwill, net of accumulated amortization of $10,469                    258,180
                                                                  -------------
Total                                                             $ 120,692,830
                                                                  =============
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses                             $   1,848,439
Due to affiliate                                                        186,300
Dividends payable - preferred stockholders                               38,154
                                                                  -------------
      Total current liabilities                                       2,072,893
                                                                  -------------
Minority interest in consolidated subsidiary                             19,269

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; 20,000,000 shares authorized, none outstanding
Class A common stock - $.001 par value;
  50,000,000 shares authorized, 32,725,000 outstanding                   32,725
Class B common stock - $.001 par value;
  25,000,000 shares authorized, none outstanding
Common stock - $.001 par value;
  50,000,000 shares authorized, 11,818,112 shares issued                 11,818
Additional paid-in capital                                          146,640,481
Accumulated deficit                                                 (24,657,378)
Unearned compensatory costs                                          (7,898,965)
Accumulated other comprehensive income                                4,650,070
Subscription receivable                                                (148,083)
Treasury stock - at cost (2,500 common shares)                          (30,000)
                                                                  -------------
    Total Stockholders' Equity                                      118,600,668
                                                                  -------------
Total                                                             $ 120,692,830
                                                                  =============

SEE NOTES TO FINANCIAL STATEMENTS

GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                       ---------------------------
                                                           1999           1998
                                                       ------------   ------------
Revenue:
Online trading commission income                       $    481,744
Advertising                                                 390,907
Consulting fees                                                       $    405,071
Private placement fees                                      489,482      1,283,027
Net realized and unrealized gains (losses)
  on marketable and not readily marketable securities     1,421,194       (437,060)
Interest income                                             535,581         30,309
Other revenue                                                51,681
                                                       ------------   ------------
    Total operating revenue                               3,370,589      1,281,347

Operating expenses:
Cost of advertising revenue                                 239,270
Commission expense                                          217,000        286,381
General and administrative expenses                      12,194,882      3,345,950
Non-cash compensatory and licensing expenses              7,814,287        453,247
Depreciation and amortization                             1,398,976        142,576
Equity in (earnings) loss of unconsolidated companies
  and joint ventures                                        (80,737)        61,069
Minority interest in losses of
  consolidated subsidiary                                   (53,832)
                                                       ------------   ------------
   Total operating expenses                              21,729,846      4,289,223
                                                       ------------   ------------

Net loss                                               $(18,359,257)  $ (3,007,876)
                                                       ============   ============

Basic and diluted loss per share                       $      (1.79)  $      (0.72)
                                                       ============   ============
Weighted average common shares
  outstanding - basic and diluted                        10,232,538      4,206,000
                                                       ============   ============

SEE NOTES TO FINANCIAL STATEMENTS

GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          CLASS A                   CLASS B
                                        COMMON STOCK              COMMON STOCK              COMMON STOCK           ADDITIONAL
                                   -----------------------   -----------------------   -----------------------      PAID-IN
                                    SHARES        AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT        CAPITAL
                                   ----------   ----------   ----------   ----------   ----------   ----------   -------------
Balance - December 31, 1997                                   2,738,500      $ 2,739      566,416      $   567   $   5,124,453
Issuance of common stock                                                                3,874,733        3,874       2,900,066
Collection of subscription
   Receivable
Shares issued to acquire
   Securities                                                                             166,667          166         135,834
Value of options issued as
   Compensation to consultants                                                                                         247,000
Value of warrants issued to
   Consultant                                                                                                          117,500
Value of stock issued to a former
   Employee                                                                                16,667           17         124,983
Value of stock issued to
   Consultant                                                                              26,667           27         239,973
Conversion of Class B common
   Stock                                                     (2,738,500)      (2,739)   2,738,500        2,739
Dividends declared
Comprehensive loss:
  Net loss
  Unrealized loss on securities
  Comprehensive loss
                                   ----------   ----------   ----------   ----------   ----------   ----------   -------------
Balance - December 31, 1998                                           0            0    7,389,650     $  7,390   $   8,889,809
Issuance of common stock                                                                2,234,431        2,235      23,614,514
Conversion of common stock to
  Class A common stock              6,850,000        6,850                               (685,000)        (685)         (6,165)
Issuance of Class A common
   stock                           25,875,000       25,875                                                          65,032,352
Issuance of common stock to
  settle liability                                                                         45,834           46         326,517
Issuance of common stock for
  services                                                                              1,191,029        1,191      17,628,111
Issuance of common stock for
  acquisitions of consolidated
  subsidiaries                                                                             29,167           29         331,221
Issuance of common stock for
  equity investments,
securities
  and other investments                                                                   309,870          310       4,048,091
Issuance of options and warrants
  for services                                                                                                       7,140,822
Amortization of unearned
  compensatory costs
Exercise of stock options and
   warrants                                                                               896,334          897       9,517,203
Non-reciprocal transfer of
  marketable securities to
  Company                                                                                                              370,932
Simultaneous exercise of options
  and purchase of treasury stock                                                          430,000          430         904,570
Retirement of treasury stock                                                              (23,203)         (25)       (904,975)
Gain in equity of investee assets                                                                                    9,747,479
Comprehensive loss:
  Net loss
  Other comprehensive  income
  Unrealized gain on securities
  Foreign currency translation
    adjustments
  Other comprehensive income
  Comprehensive loss
                                   ----------   ----------   ----------   ----------   ----------   ----------   -------------
Balance - December 31, 1999        32,725,000      $32,725            0            0   11,818,112      $11,818    $146,640,481
                                   ==========   ==========   ==========   ==========   ==========   ==========   =============

SEE NOTES TO FINANCIAL STATEMENTS

GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES


                                                  UNEARNED    ACCUMULATED
                                                COMPENSATORY    OTHER                      TREASURY STOCK
                                  ACCUMULATED  AND LICENSING COMPREHENSIVE SUBSCRIPTION ----------------------
                                    DEFICIT       COSTS      INCOME (LOSS) RECEIVABLE    SHARES       AMOUNT        TOTAL
                                  -----------  ------------- ------------- ------------ ---------   ----------   -------------
Balance - December 31, 1997       $(2,525,584)                             $ (53,600)       2,500      (30,000)   $  2,518,575
Issuance of common stock                                                                                             2,903,940
Collection of subscription
   Receivable                                                                 53,600                                    53,600
Shares issued to acquire
   Securities                                                                                                          136,000
Value of options issued as
   Compensation to consultants                                                                                         247,000
Value of warrants issued to
   Consultant                                    $ (96,253)                                                             21,247
Value of stock issued to a former
     Employee                                                                                                          125,000
Value of stock issued to
   Consultant                                     (180,000)                                                             60,000
Conversion of Class B common
   Stock
Dividends declared                   (764,661)                                                                        (764,661)
Comprehensive loss:
  Net loss                         (3,007,876)                                                                      (3,007,876)
  Unrealized loss on securities                                $(11,250)                                               (11,250)
                                                                                                                 -------------
  Comprehensive loss                                                                                                (3,019,126)
                                  -----------  -----------   ----------   ----------   ----------   ----------   -------------
Balance - December 31, 1998       $(6,298,121)   $(276,253)    $(11,250)                    2,500     $(30,000)     $2,281,575
Issuance of common stock                                                                                            23,616,749
Conversion of common stock to
  Class A common stock                                                                                                      --
Issuance of Class A common
  stock                                                                                                             65,058,227
Issuance of common stock to
  Settle liability                                                                                                     326,563
Issuance of common stock for
  Services                                      (8,296,177)                                                          9,333,125
Issuance of common stock for
  Acquisitions of consolidated
  Subsidiaries                                                                                                         331,250
Issuance of common stock for
  Equity investments, securities
  and other investments                                                                                              4,048,401
Issuance of options and warrants
  for services                                  (7,140,822)                                                                 --
Amortization of unearned
  Compensatory costs                             7,814,287                                                           7,814,287
Exercise of stock options and
   Warrants                                                                 (148,083)                                9,370,017
Non-reciprocal transfer of
  Marketable securities to
  Company                                                                                                              370,932
Simultaneous exercise of options
  and purchase of treasury stock                                                          (23,203)    (905,000)             --
Retirement of treasury stock                                                               23,203      905,000              --
Gain in equity of investee assets                                                                                    9,747,479
Comprehensive loss:
  Net loss                        (18,359,257)                                                                     (18,359,257)
  Other comprehensive  income:
  Unrealized gain on securities                               4,684,699                                              4,684,699
  Foreign currency translation
    adjustments                                                 (23,379)                                               (23,379)
                                                                                                                 -------------
  Other comprehensive income                                                                                         4,661,320
                                                                                                                 -------------
  Comprehensive loss                                                                                               (13,697,937)
                                 ------------  -----------   ----------   ----------   ----------   ----------   -------------
Balance - December 31, 1999      $(24,657,378) $(7,898,965)  $4,650,070    $(148,083)       2,500     $(30,000)   $118,600,668
                                 ============  ===========   ==========   ==========   ==========   ==========   =============

SEE NOTES TO FINANCIAL STATEMENTS

GLOBALNET FINANCIAL.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                     -----------------------------
                                                                                         1999              1998
                                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $(18,359,257)    $ (3,007,876)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                     1,398,976          142,576
      Equity in (earnings) loss of unconsolidated affiliate                               (80,737)          61,069
      Minority interest in losses of consolidated subsidiary                              (53,832)
      Compensation to consultants and former employee paid with stock and options       7,814,287          453,247
      Change in unrealized (appreciation) depreciation of securities                     (629,811)         438,261
      Realized gains on securities                                                       (791,383)          (1,201)
      Receipt of securities in payment of fees                                                            (187,500)
      Other items                                                                         155,865
      Changes in:
        Accounts receivable and due from affiliates                                      (916,304)
        Due from broker                                                                   (74,659)         228,201
        Prepaid expenses and other current assets                                        (166,101)         (61,438)
        Licensing and other assets                                                     (3,365,975)        (401,339)
        Accounts payable and accrued expenses                                             727,019          428,405
        Deferred revenue                                                                   (5,000)         (69,038)
                                                                                     ------------     ------------
           Net cash used in operating activities                                      (14,346,912)      (1,976,633)
                                                                                     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                                             (607,924)        (128,727)
   Proceeds from sale of securities                                                     1,286,192          516,015
   Proceeds from sale of unconsolidated affiliate                                                            3,931
   Repayment of loan from affiliates                                                                       209,000
   Investment in certificates of deposits and U.S. treasury bills                     (24,418,038)
   Investment in restricted cash                                                           (1,933)          (2,330)
   Investment in securities                                                              (180,000)         (64,480)
   Investment in unconsolidated companies and joint ventures                           (8,793,452)
   Acquisition of other investments                                                      (457,000)
   Acquisition of UK-iNvest.com Limited, net of $47,723 cash received                       6,473
   Acquisition of GlobalNet Securities, net of $16,897 cash received                       16,897
   Other items                                                                              1,400
                                                                                     ------------     ------------
           Net cash provided by (used in) investing activities                        (33,147,385)         533,409
                                                                                     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                                          33,729,750        2,903,940
   Proceeds from the issuance of Class A common stock                                  56,918,488
   Collection of subscription receivable                                                                    53,600
   Dividends paid                                                                        (572,625)        (383,201)
                                                                                     ------------     ------------
           Net cash provided by financing activities                                   90,075,613        2,574,339
                                                                                     ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              42,581,316        1,131,115
Cash and cash equivalents at beginning of period                                        1,941,774          810,659
                                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 44,523,090     $  1,941,774
                                                                                     ============     ============
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
   Receivable for proceeds on Class A common stock offering                          $  8,139,739
   Issuance of common stock for the acquisition of GlobalNet Securities                   250,000
   Common stock issued to settle debt                                                     326,563
   Common stock issued to acquire securities                                            9,333,125     $    136,000
   Common stock issued to acquire equity and other investments                          4,048,401
   Gains on equity investee capital increases                                           9,747,479
   Dividends declared but not paid                                                                         572,625

SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      BASIS OF CONSOLIDATION:

GlobalNet Financial.com, Inc. (the "Company" or "GLBN") is an international financial internet company involved in providing online financial news, investment tools and transaction services through its internet and broker/dealer subsidiaries, as well as through its strategic equity investment partners.

The financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

GlobalNet Securities, Corp. ("GlobalNet Securities"), 66.7% of which was acquired in 1999 (see Note J), is the only consolidated subsidiary that has a minority ownership interest. The minority shareholders' interest in the net loss of this subsidiary has been reflected as a credit amount in the consolidated statement of operations in the caption "Minority interest in losses of consolidated subsidiary". The Company's liability to the minority interest shareholders is included in the caption "Minority Interest in Consolidated Subsidiary" in the consolidated balance sheet.

Investments in companies in which the Company maintains significant influence and in which the Company's ownership interest is at least 20% but not more that 50% are accounted for under the equity method. Under this method, the Company records its share of earnings (losses) as income (expense) in the statement of operations and increases (decreases) the investment by the equivalent amount. Dividends received are recorded as a reduction in the investment. Subsequent increases in an equity investment's capital are recorded as an increase in the investment and a credit against the Company's additional paid in capital.

The investment caption "Equity in unconsolidated companies and joint ventures" in the consolidated balance sheet represents the Company's equity in the net assets of NewMedia Spark, PLC, an investment company seeking high technology and internet related company investments; Synaptics Systems Limited, a company that provides sophisticated comparative information on financial products; MatchbookFX, L.L.C., a foreign currency exchange trading company; Italia-iNvest.com, S.p.a., a financial services website company in Italy; GlobeNet Direct.com Limited, an online trading and clearing company in the United Kingdom, initially trading in United Kingdom securities; InsuranceWide.com Services Limited, one-stop-shop for personal insurance in the United Kingdom; and UK-Wire Limited, a company that provides timely financial news and information on companies in the United Kingdom. The Company's share of the losses of the unconsolidated companies is included in the caption "Equity in losses of unconsolidated companies and joint ventures" in the consolidated statement of operations.

The Company's ownership in each equity investment is as follows as of December 31, 1999:

INVESTMENT                       OWNERSHIP %    HELD BY
----------                       -----------    -------
NewMedia Spark, PLC              15.7%          GLBN
Synaptics Systems, Limited       29.8%          GLBN
MatchbookFX, L.L.C.              33.33%         GLBN
Italia-iNvest.com, S.p.a.        40%            GLBN
GlobeNet Direct.com, Limited     33.33%         GLBN
InsuranceWide.com
  Services Limited               26.7%          GlobalNet UK Holdings Limited(1)
UK-Wire Limited                  50%            UK-iNvest.com Limited(1)
------------
(1) Wholly owned subsidiaries of GLBN.

[2]      CASH AND CASH EQUIVALENTS:

The Company considers all liquid short-term investments, including demand deposits at commercial banks, United States government agency notes and United States treasury bills with maturities of three months or less to be cash equivalents.

[3]      FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying value of cash and cash equivalents, due from broker, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

[4]      VALUATION OF SECURITIES AND INVESTMENTS:

Investments in companies which GLBN owns less than a 20% interest are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date.

Investments held by GLBN as available-for-sale securities are carried on the balance sheet at fair market value, with the unrealized gains and losses reported as "Accumulated other comprehensive income", a separate component of stockholders' equity. Investments are classified as "held to maturity" when GLBN has the positive intent and ability to hold the investment to maturity and are recorded at cost.

Unrealized gains and losses on securities held by the broker/dealers are recognized as operating income or loss in the statement of operations. Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation.

Securities not readily marketable include unregistered shares of public companies (see Note C).

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

[5]      FIXED ASSETS:

Furniture and fixtures, equipment, software and leasehold improvements are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

In accordance with accounting standards issued in March 1998 and adopted by the Company, external direct costs of software materials and services subsequent to completion of the preliminary project stage were capitalized. Such software costs are being amortized using the straight-line method over an estimated useful life of two to three years.

[6]      LICENSING AND PROMOTION AGREEMENTS:

Licensing and promotion agreements are being amortized on a straight-line basis over the term of the related agreements which range from one to two years.

[7]      REVENUE RECOGNITION:

Commissions earned on online trading securities transactions and related expenses are reported on a trade date basis.

Advertising revenue is derived from third-party advertising on the Company's web sites. Advertising revenue is recognized in the period that the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

Consulting and private placement fees are recorded when earned. In addition, the Company earns fees in the form of securities. These securities are valued at market on the date they are earned. Securities transactions are recorded on a trade date basis.

The Company earns other revenue by allowing its customers to broadcast real time information on its web sites. Fees are recognized as revenue at the time of transmission.

[8]      NET LOSS PER SHARE:

Net loss per share is based on the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the year. Common stock equivalents representing options and warrants have not been included as they would be antidilutive.

[9]      STOCK-BASED COMPENSATION:

In October 1995, the FASB issued Statement of Financial Accounting Standards "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by APB 25 whereby compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount and employee must pay to acquire the stock.

[10]     FOREIGN CURRENCY:

The financial statements for the European operations are translated into U.S. dollars at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. The effects of foreign currency translation adjustments are included as a component of stockholders' equity and, gains and losses resulting from foreign currency transactions are included in net loss. For year ended December 31, 1999, such amounts were not material.

[11]     CONCENTRATION OF CREDIT RISK:

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and securities (see Note C). The Company primarily holds its cash and cash equivalents at two banks. At December 31, 1999, cash and cash equivalents consists principally of $21.9 million which is held in fixed deposits and $16.6 million which is held in money market accounts.

[12]     USE OF ESTIMATES:

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

[13]     RECLASSIFICATIONS:

Certain amounts reported in 1998 have been reclassified to conform with the 1999 presentation.

NOTE B - BUSINESS SEGMENTS

The Company and its subsidiaries have three reportable segments. The Company operates internet websites, as broker/dealers, including an online trading company and has a corporate administration function. The Company's internet websites provide comprehensive, internet-based electronic publishing of unique financial content and services. The Company's broker/dealer operations consist of both an online trading subsidiary, GlobalNet Securities, and International Capital Growth ("ICG"), which acts as a placement agent in private financings and as a financial consultant to various companies. Two different sets of customers accounted for all of the Company's private placement fees earned during the year ended December 31, 1999 and 1998.

Information with respect to reportable segments follows:

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1999
                                                    -------------------------------------------------------------------
                                                                                           INTERNET
                                                      CORPORATE       BROKER/DEALERS      OPERATIONS          TOTAL
                                                    -------------     -------------     -------------     -------------
Revenues from external customers                                      $     971,226     $     442,588     $   1,413,814
Investment income                                   $   1,048,684           264,183            14,097         1,326,964
Depreciation and amortization                             865,684            16,330           516,962         1,398,976
Equity in (earnings) loss of unconsolidated
  affiliates, net                                        (116,304)                             35,567           (80,737)
Segment loss                                          (11,444,115)          749,948        (7,665,091)      (18,359,257)
Significant noncash items:
   Unrealized appreciation of securities                4,684,699           629,811                           5,314,510
   Compensation paid with stock, warrants and
     options                                            7,814,287                                             7,814,287
Segment assets                                        115,796,149         2,445,995         2,450,686       120,692,830
Expenditures for long-lived assets                        144,285                             463,639           607,924

                                                                                 YEAR ENDED
                                                                             DECEMBER 31, 1998
                                                    -------------------------------------------------------------------
                                                                                           INTERNET
                                                      CORPORATE       BROKER/DEALER       OPERATIONS          TOTAL
                                                    -------------     -------------     -------------     -------------
Revenues from external customers                                      $   1,683,098     $       5,000     $   1,688,098
Investment income                                   $      13,444            18,066                              31,510
Depreciation and amortization                                               104,117            38,459           142,576
Equity in loss of unconsolidated affiliate, net                              61,069                              61,069
Segment loss                                             (695,806)       (1,453,582)         (858,488)       (3,007,876)
Significant noncash items:
   Unrealized depreciation of securities                  (11,250)         (438,261)                           (449,511)
   Compensation paid with stock, warrants and
     options                                               81,247                             372,000           453,247
Segment assets                                          2,073,139           890,863           541,008         3,505,010
Expenditures for long-lived assets                                              284           128,443           128,727

The Company's geographic data for the year ended December 31, 1999 is as follows:

                                     UNITED STATES        EUROPE           TOTAL
                                     -------------     -----------     ------------
Revenues from external customers     $  1,014,752      $   399,062     $  1,413,814
Segment loss                          (16,440,615)      (1,918,643)     (18,359,257)
Segment assets                        118,375,634        2,317,196      120,692,830
Fixed assets                              373,408          187,163          560,571

During 1998, the Company only operated in the United States.

NOTE C - SECURITIES

Included in securities not readily marketable at December 31, 1999 is common stock of one issuer, Telescan, Inc., ("Telescan"), with a value of $13,454,688. Telescan is subject to the reporting requirements of the U.S. Securities and Exchange Commission. Securities not readily marketable had a cost of $9,557,125 at December 31, 1999.

Securities owned at market value had a cost of $995,695 at December 31, 1999.

NOTE D - EQUITY IN UNCONSOLIDATED COMPANIES AND JOINT VENTURES

In 1998, the Company had a 50% interest in an unconsolidated affiliate, Capital Growth (Europe) Limited ("CGE"). On May 19, 1998, the investment was sold for $3,931.

On August 16, 1999, the Company entered into a joint venture agreement with Freeserve, Mesirow Financial, Inc. and National Bank to form a corporation, GlobeNet Direct.com, Limited ("GlobeNet Direct"), which will offer brokering and clearing services in the United Kingdom. The agreement provides for the Company to make an initial contribution of 250,000 in British Pounds (approximately $402,000) to acquire 250,000 shares or 25% interest in the corporation. The agreement also calls for the Company to develop the corporation's interface, provide content to the corporation's web site and assist the corporation in obtaining technology and software. In November 1999, the Company purchased an additional 8.33% interest in GlobeNet Direct from Mesirow for approximately $139,000.

On August 19, 1999, the Company acquired a 33.33% membership interest in MatchbookFX, L.L.C. ("Matchbook"), an entity that provides online spot foreign exchange transactions, for $1,500,000. Matchbook is equally owned by the Company, NexTrade and Valhalla Forex.

On August 24, 1999, the Company entered into a joint venture agreement with a consortium that includes DeAgostini Holding Group, Banca Commerciale D'Italia and Investitori Associati, to form a corporation to create Italia-iNvest.com, a website covering the Italian financial marketplace. The Company contributed
450.0 million Lire or approximately $246,000 for a 50% interest in the joint venture. On December 16, 1999, Italia-iNvest.com increased its registered capital from 900.0 million Lire to 1.125 billion Lires for which AISoftware S.p.A. ("AIS") subscribed for the increase in shares. AIS, engaged in the production and marketing of software, became the technology partner to the joint venture. As a result of this increase in capital to Italia-iNvest, the Company recorded a gain of approximately $615,000 for 10% of its interest in the joint venture.

On September 19, 1999, the Company's wholly owned subsidiary, GlobalNet UK Holdings, entered into a joint venture agreement with Freeserve plc, Harrison Son Hill & Co. Limited, Cox Insurance Holdings plc to create InsuranceWide.com. GlobalNet UK Holdings contributed $327,833 for its 26.7% equity interest in this joint venture.

On October 14, 1999, the Company acquired a 33.3% interest in NewMedia Spark plc ("NMS"), an investment company seeking high technology and internet related company investments. The Company acquired 26,666,640 ordinary shares at 2.5p (or $.04) per share for $1,119,334 and issued 330,000 warrants to NMS to purchase common stock at an exercise price of $20.00 per share for a term of one year. The Company has one-third of the seats on the Board of Directors of NMS. In addition, the Company has a warrant to subscribe for 2% of the outstanding share capital of NMS in issue prior to exercise at a subscription price of 10p per ordinary share. This warrant of approximately 3.4 million shares as of December 31, 1999 is exercisable at any time between the first and fifth anniversaries of the warrant instrument date of October 20, 1999.

On October 29, 1999, NMS went public on the Alternative Investment Market ("AIM") of the London Stock Exchange with the placing of 30.0 million ordinary shares at 10p (or $.16) per share for which the Company recorded a gain of approximately $884,000 on its investment. On November 26, 1999, NMS raised additional capital with the placing of 60.0 million new ordinary shares at 60p (or $.97) per share for which the Company recorded a gain of approximately $8.2 million. As of December 31, 1999, the Company has a 15.7% equity interest in NMS. As of March 15, 2000, the closing price of NewMedia Spark's common stock was 1.45 British pounds (or $2.32) per share and as a result, the market value of the Company's investment, including the warrants, was approximately $69.8 million.

On October 20, 1999, the Company's subsidiary, UK-iNvest.com subscribed for 150,000 shares at 1 British Pound per share in UK-Wire Limited, along with Financial Express Limited, for a 50% interest each in the company. UK-iNvest's 150,000 British pounds capital contribution is to be made during the first year of operations to fund working capital. At December 31, 1999, UK-iNvest.com. still has a liability to fund capital contributions totalling 115,000 British Pounds to UK-Wire.

On December 23, 1999, the Company acquired a 29.8% interest in Synaptics Systems Limited ("Synaptics"), a private provider of sophisticated comparative information on financial products, for 3.1 million British Pounds (approximately $5.0 million) in cash and 241,870 shares of common stock at a market price of $13.15, or $3.2 million.

Summary financial information (unaudited) for the Company's unconsolidated companies and joint ventures that are accounted for under the equity method is as follows:

                                                                    1999
                                                                    ----
Current assets                                                  $64,664,522
Fixed assets and other assets                                    11,771,633
Current liabilities                                               2,584,175
Long-term debt and other noncurrent liabilities                          --
Net sales                                                         5,932,566
Operating profit                                                  4,109,340
Net income                                                        2,596,525
Company's share of:
  Net assets                                                     21,988,559
  Net income                                                         80,737

NOTE E - INVESTMENTS

On July 28, 1999, the Company entered into a common stock subscription agreement to acquire 554 shares of GRO Corporation's ("GRO") common stock that would represent approximately 5.0% of GRO, for $200,000. GRO provides online trading utilizing sophisticated technology for frequent traders.

On September 29, 1999, the Company entered into an agreement with TradinGear.com, Inc. wherein the Company paid $257,000 in exchange for 500,000 shares of the common stock of TradinGear. In addition, the Company issued 35,000 shares as of October 29, 1999 valued at approximately $462,000 to TradinGear in exchange for an additional 838,888 shares of the common stock of TradinGear that, together with the 500,000 shares previously purchased, results in a 10% ownership in TradinGear by the Company.

NOTE F - FURNITURE, FIXTURES, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

At December 31, 1999, fixed assets consist of the following:

           Furniture and fixtures                                $268,267
           Equipment                                              201,588
           Software                                               249,565
           Leasehold improvements                                  27,198
                                                                 --------
                                                                  746,618

           Less accumulated depreciation                          186,047
                                                                 --------
                                                                 $560,571
                                                                 ========

NOTE G - STOCKHOLDERS' EQUITY

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

[2]      CLASS A COMMON STOCK:

In November 1999, the Board of Directors authorized 50,000,000 shares of Class A common stock, $.001 par value per share. Each holder of this class is entitled to vote with respect to all matters upon which holders of the Company's common stock are entitled to vote. The holder of Class A common stock has one vote for each ten Class A common shares held. Further, in the event of liquidation, after payment of the debts and other liabilities of the Company and after making provision for the holders of preferred stock of the Company, if any, the remaining assets of the Company will be distributable ratably among the holders of the common stock and the Class A common stock with the Class A common stock entitled to one-tenth the liquidation proceeds per share, payable with respect to the common stock. Each issued and outstanding share of Class A common stock is entitled to one-tenth the dividend declared and paid by the Company on its issued and outstanding common stock. Finally, twenty four months from the date of issuance, each ten shares of Class A common stock will automatically convert into one share of common stock.

On December 9, 1999, the Company completed an offering of its Class A common stock on the Alternative Investment Market ("AIM") of the London Stock Exchange. The Class A shares have not been registered under the Securities Act of 1933. The Company sold 25,525,000 shares of Class A common stock and certain officers, directors and key employees of the Company exchanged 685,000 shares of common stock for 6,850,000 shares of Class A common stock. In addition, 350,000 Class A shares were issued to the underwriter as payment for a portion of their commission on the sale. After deducting underwriting expenses and other offering expenses (including legal and accounting fees and other expenses associated with the offering), the total net proceeds were approximately $65.0 million.

[3]      CLASS B COMMON STOCK:

The holders of the Class B common stock were entitled to one vote per share. The Class B common stock, which was junior in priority with respect to dividends to the common stock, converted into common stock on a one-for-one basis on December 31, 1998.

[4]      COMMON STOCK:

In November 1999, the Board of Directors increased the authorized capital of common stock, $.001 par value per share, from 16,666,667 shares of common stock to 50,000,000 shares of common stock.

[5]      DIVIDENDS:

In March 1997, the Board of Directors declared an annual dividend as modified of $1.35 per share of common stock, for the calendar years ended 1998 and 1997, accruing as of January 1, 1997, payable commencing June 30, 1997, and on a quarterly basis thereafter, to be paid after payment of any dividends due on all classes of stock with priority over common stock subject to any operating restrictions. In addition, the Board of Directors determined that any dividend declared on Class B common stock will be subject to a $1.20 per share limitation on annual dividends in 1998. During 1999, no dividends were declared or payable on the common stock.

[6]      STOCK SPLIT:

On June 17, 1999, the Company's Board of Directors authorized a one-for-six reverse common stock split effective July 2, 1999, for all shareholders of record as of the close of business on such date. All share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the reverse common stock split.

[7]      PRIVATE PLACEMENTS:

On December 7, 1998, the Company completed a private offering of its common stock at $.75 per share. The Company issued a total of 3,874,733 shares of common stock, which yielded net proceeds of approximately $2,904,000.

On February 10, 1999, the Company sold 429,234 shares of common stock in a series of private placements yielding net proceeds of approximately $2,479,400.

On April 30, 1999, the Company raised net proceeds of $4,650,000 in a private placement of 416,667 common shares and 333,333 warrants to purchase shares of common stock exercisable for two years at an exercise price of $27.36 per share.

On May 7, 1999, the Company received $14,765,337 from Freeserve, Ltd. ("Freeserve") which represented the purchase of 1,063,779 shares of common stock at $12.00 per share and the exercise of a previously issued warrant for 333,333 shares of common stock at $6.00 per share (see Note H). In addition, the Company granted Freeserve an option to increase its ownership to 19.9% of the fully diluted number of shares of common stock outstanding. The option is exercisable at $13.50 per share and expires on November 6, 2001. In addition, in the event of the subsequent issuance of shares or the granting of rights to subscribe for or purchase shares at exercise prices less than $13.50 per share, the Company will allow Freeserve to purchase 15% of the number of shares issued or underlying the convertible securities at the lower price to increase its holding to 19.9%.

On May 14, 1999, the Company sold 74,750 shares of common stock in a private placement resulting in net proceeds of approximately $897,500.

On June 22, 1999, the Company sold 41,667 shares of common stock in private placement yielding net proceeds of approximately $500,000.

On June 25, 1999, the Company entered into a joint venture agreement with National Bank Financial, ("National Bank", formerly First Marathon, Inc.). The agreement provides for the Company to form a holding company through which they will establish a registered securities dealer to conduct on-line trading of securities and create and operate a website providing financial news, analysis, and other financial products in Canada. On June 25, 1999, National Bank purchased 208,334 shares of the Company's common stock for $2,500,000. In addition, the Company granted to National Bank an option to invest up to $5.0 million in the Company's common stock at the lower of the current market price or $21.00 per share through March 31, 2000 and a warrant to purchase 275,000 shares of the Company's common stock at an exercise price of $17.25 per share exercisable through December 15, 2001. If National Bank exercises the option, the Company shall also grant to National Bank a 30-month warrant to purchase up to 333,333 shares of the Company's common stock at an exercise price of $30.00 per share. In connection with this agreement, the Company issued a warrant to the introducing third party to purchase 31,250 shares of the Company's common stock at an exercise price of $12.00.

On August 10, 1999, the Company issued 31,250 shares of common stock to Freeserve at $12.00 per share in connection with its option to purchase shares of the Company to increase Freeserve's holding in the Company to 19.9 percent.

On November 30, 1999, National Bank exercised their option and acquired 302,588 shares of the Company's common stock at an exercise price of $16.52, for their $5.0 million investment. In conjunction with this exercise, a 30-month warrant for 333,333 shares was granted to National Bank at $30.00 per share.

[8]      TREASURY STOCK:

In March and May 1997, the Company purchased an aggregate of 2,500 shares of common stock and 2,084 warrants from the original holders at its approximate fair value.

[9]      NONCASH TRANSACTIONS:

In November 1998, the Company issued 166,667 shares of common stock for 2,500,000 shares of common stock of Atlantic Caspian Resources PLC ("ACR"), a public company in Great Britain. The Company valued the transaction at the fair value of the shares received of $.0544 per share on the date of the exchange. In April 1999, the Company received an additional 3,824,041 shares of common stock of ACR in connection with the November 1998 transaction. The Company valued the ACR shares at $0.097 per share and reflected the value as an additional capital contribution. During 1999, the Company sold its holdings in ACR for proceeds totalling approximately $964,000, for a net gain of $458,000.

In December 1998, the Company issued 26,667 shares of common stock for consulting services. The shares were valued at their fair market value of $9.00 on the date the agreement was executed. The unearned portion of the consulting agreement was recorded as deferred compensatory costs.

In December 1998, the Company issued 16,667 shares of common stock to a former employee. The shares were valued at their fair market value of $7.50 on the date the shares were issued.

On January 7, 1999, the Company issued 45,834 shares of common stock in lieu of payment of $326,563 for services rendered by a consultant during the year ended December 31, 1998.

On March 23, 1999, the Company entered into an agreement with a consultant to provide investor and public relation services. In connection therewith, the Company granted 25,000 shares of common stock which were valued at their fair value of $7.56 per share, which will be charged to operations over the term of the agreement.

On March 29, 1999, the Company issued 20,000 shares in lieu of a discount for certain services provided by a consultant. The transaction was recorded at $40,000 representing the amount of the discount. In addition, on April 9, 1999, the Company granted this consultant 17,500 shares as a bonus for services. These shares were valued at $321,563.

On March 31, 1999, the Company entered into a stock exchange agreement with Telescan. The agreement provided for the exchange of 862,694 unregistered shares of the Company's common stock, for 520,000 unregistered shares of Telescan's common stock. In addition, the Company entered into a stock option agreement with Telescan in which Telescan was granted a one year option to increase its ownership in the Company to 19.9% by acquiring additional shares at a purchase price of $22.50. In consideration thereof, the Company received 25,000 shares of Telescan common stock. The option is exercisable through March 30, 2000. In the event that there is a change in control as defined, the Company is required to redeem the option for cash in an amount equal to the number of unexercised options multiplied by the difference between the exercise price and consideration received by the Company's stockholders in connection with the change in control. The exercise price of the option is subject to adjustment, if at any time following the issuance of the option to Telescan, the Company issued common stock or any warrant, option or other right to subscribe for the Company's common stock for a consideration per share which is less than the exercise price then in effect. Accordingly, the exercise price of Telescan's option was reduced to $12.00 per share. As of the date of this filing, management has the understanding that Telescan plans to exercise its option to purchase additional shares of the Company by March 30, 2000.

The Company also entered into a service agreement with Telescan on March 31, 1999. Telescan will provide information and design services to the Company's internet sites for a term of two years. The agreement provides for the issuance of 262,916 (included in 862,694 above) shares of the Company's common stock to Telescan for these services. The Company recorded the transaction with Telescan at $17.125 per share, the fair value of the stock received on the date of the exchange. The fair value was then allocated to the services to be provided, the option and securities issued.

In April 1999, the Company granted 75,000 shares of common stock to a consultant to provide financial and investor services for one year. The Company valued these shares at $1,113,750 representing the fair value at the date of grant which will be charged to expense over the term of the agreement.

On June 25, 1999, the Company entered into a license agreement with Nextrade for the use of electronic trading software. The agreement provides for the payment of $1.0 million and the issuance of 166,667 shares of the Company's common stock upon delivery of the software to the Company. On July 21, 1999, the Company received the software, paid $1.0 million and issued 166,667 shares.

On July 1, 1999, the Company entered into a two-year software license agreement with Solosearch.com, Inc. for which the Company paid $40,000 and issued 3,334 shares of the unregistered common stock.

On September 10, 1999, the Company entered into a content supply agreement with World Online, Intl. ("World Online"). The agreement provides for the Company to develop World Wide Web finance channels in various European countries and provide content to World Online's channels. In addition, the Company was granted an exclusive, royalty free eighteen-month license to promote, market, and advertise the content the Company provides to the finance channels developed pursuant to this agreement. In exchange for the content used by World Online, the Company agreed to pay a total of $400,000 on certain dates throughout the term of the agreement and granted eighteen month warrants to purchase a total of 83,334 shares of the Company's common stock at $11.00 per share, issued and exercisable in specified amounts, as certain conditions are met throughout the term of the agreement. As of December 31, 1999, the Company has paid $150,000 and granted 33,333 exercisable warrants to World Online.

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

On September 24, 1999, the Company entered into an agreement with TwiceTrade.com SpA to provide investor relations services. In conjunction with this agreement, the Company issued to TwiceTrade 10,000 shares of the Company's common stock and 250,000 three-year warrants exercisable upon issuance at $10.31 per share.

As of October 1, 1999, the Company issued 25,000 shares of common stock valued at $250,000 as part of the purchase price of 66.7% GlobalNet Securities
(see Note J).

On October 6, 1999, the Company issued 8,334 shares to a consultant valued at $131,260 as a referral fee for introducing the Company to Nextrade which resulted in the execution of a license agreement between the Company and Nextrade in June 1999.

As of October 29, 1999, the Company issued 35,000 shares of common stock valued at approximately $462,000 in exchange for additional shares of stock in TradinGear (see Note E).

On December 8, 1999, two employees exercised 24,500 options each for which non-recourse loan agreements were executed for the purchase price of the shares totalling $148,083.

On December 8, 1999, five officers of the Company simultaneously exercised options totalling 430,000 shares for which 23,203 shares of Company common stock owned by the officers were given in payment for those exercised options. The Company then retired the 23,203 treasury shares.

On December 23, 1999, the Company issued 241,870 shares of common stock as part of the purchase price of Synaptics (see Note D).

NOTE H - WARRANTS

In October 1998, the Company issued 41,667 five-year warrants with an exercise price of $6.00 per warrant for consulting services for a period of two years. These warrants, which vest immediately, were valued at their fair value of $2.82 per warrant using the Black-Scholes pricing model with the following assumptions: interest rate of 8.47%, dividend yield of 0%, volatility factor of
 .75 and an average expected life of five years. The unearned portion of the agreement of $96,253 was recorded as deferred compensatory costs.

On January 27, 1999, the Company entered into a two-year content supply agreement with Freeserve. Upon execution of the agreement, the Company granted 333,333 warrants to purchase common stock at an exercise price of $6.00 per warrant for a term of three years and paid $207,250. The Company valued these warrants at approximately $4,007,000, which will be charged to operations over the term of the agreement. These warrants, which vest immediately, were valued using the Black-Scholes pricing model with the following assumptions: interest rate of 4.62%, dividend yield of 0%, volatility factor of .75 and an average expected life of three years. Freeserve exercised these warrants on May 7, 1999.

On February 8, 1999, the Company issued l4O,0OO three-year warrants with an exercise price of $14 25 per warrant for consulting services for a period of one year. These warrants, which vest immediately, were valued at their fair market value of $6.60 using the Black-Scholes pricing model with the following assumptions: interest rate of 4.73%, dividend yield of 0%, volatility factor of
 .75 and an average expected life of two years. The consulting services were terminated during l999, and the full valued charged to non-cash compensatory expense, as a non-recurring charge of $92O,746.

On March 4, 1999, the Company entered into a nonexclusive content supply agreement and in connection therewith granted 20,834 warrants to purchase common stock at an exercise price of $10.50 per warrant for a term of two years. The Company valued these warrants at approximately $95,000, which were charged to operations. These warrants were valued using the Black-Scholes pricing model with the following assumptions: interest rate of 5.05%, dividend yield of 0%, volatility factor of .75 and an average expected life of two years. These warrants were exercised in August 1999.

On June 16, 1999, the Company issued 41,667 three-year warrants with an exercise price of $15.75 per warrant for research services for a period of one year. These warrants, which vest immediately, were valued at their fair market value of $8.29 using the Black-Scholes pricing model with the following assumptions: interest rate of 5.52%, dividend yield of 0%, volatility factor of .75 and an average expected life of three years. The Company is amortizing the value of $346,253 to no-cash compensatory expense over the term of the agreement.

On July 1, 1999, the Company issued a warrant to one of its directors to purchase 20,834 shares of the Company's common stock at an exercise price of $14.76 expiring on June 12, 2002.

On September 10, 1999, the Company issued 33,333 eighteen-month warrants with an exercise price of $11.00 per warrant in conjunction with the World Online content supply agreement. These warrants which vest immediately, were valued at their fair market value of $4.18 using the Black-Scholes pricing model with the following assumptions: interest rate of 5.29%, dividend yield of 0%, volatility factor of .75 and an average expected life of 1.5 years. The Company is amortizing the value of $139,332 to non-cash licensing expense over the term of the agreement.

On September 24, 1999, the Company issued 250,000 three-year warrants with an exercise price of $10.31 per warrant in conjunction with the TwiceTrade investor relations services agreement for a period of six months. These warrants, which vest immediately, were valued at their fair market value of $5.44 using the B1ack-Scholes pricing model with the following assumptions: interest rate of 5.71%, dividend yield of 0%, volatility factor of .75 and an average expected life of three years. The Company is amortizing the value of $1,360,000 to non-cash compensatory expense over the term of the agreement.

During 1999, 639,583 warrants were issued in connection with certain private placements (see Note G[7]) and 330,000 warrants were issued in connection with the purchase of the NewMedia Spark Investment (see Note D).

A summary of the Company's warrants and related information for the years ended December 31, 1999 and 1998 are as follows:

                                                YEAR ENDED          WEIGHTED              YEAR ENDED          WEIGHTED
                                                DECEMBER 31,         AVERAGE             DECEMBER 31,          AVERAGE
                                                   1999          EXERCISE PRICE              1998           EXERCISE PRICE
                                                ------------     --------------          ------------       ---------------
     Outstanding at beginning
        of period                                  323,262           $21.36                 281,595            $23.64
     Granted or exchanged                        2,243,963            17.71                  41,667              6.00
     Exercised                                    (480,709)            7.85
     Expired or exchanged                         (277,431)           23.85
                                                 ---------                                  -------
     Outstanding at end of period                1,809,085            20.07                 323,262             21.36
                                                 =========                                  ======
     Exercisable at end of period                1,759,084            20.33                 323,262             21.36
                                                 =========                                  =======
     Weighted average remaining
        months of contractual life
        at year end                                  18                                        13
                                                     ==                                        ==

NOTE I - STOCK OPTION PLAN

On October 29, 1998, the Company adopted a stock option plan (the "1998 Plan") subject to stockholder approval for granting options to purchase up to 1,666,667 shares of common stock, pursuant to which employees, consultants, independent contractors, officers and directors are eligible to receive incentive and/or nonqualified stock options. Options granted under the 1998 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owing more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant. Options issued to employees and directors vest typically over either a two or three year period from the anniversary date of the grant. Options issued to consultants vest immediately.

On October 29, 1999, the Board of Directors and a majority of the Company's stockholders adopted the Amended and Restated 1998 stock option plan (the "Amended 1998 Plan"). Under the Amended 1998 Plan, the authorized shares available for grant under the plan was increased to 3,000,000 shares. At December 31, 1999, 543,640 shares of the Company's authorized but unissued common stock were reserved and available for issuance under the Amended 1998 Plan.

Stock option activity under the Amended 1998 Plan and the 1998 Plan is summarized as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------
                                                                    1999                             1998
                                                         --------------------------        -------------------------
                                                                           WEIGHTED                         WEIGHTED
                                                                           AVERAGE                           AVERAGE
                                                                           EXERCISE                         EXERCISE
                                                           SHARES           PRICE            SHARES           PRICE
                                                         ---------         --------        ---------        --------
     Options outstanding at beginning of year            1,130,167           2.22            105,834         $12.00
     Granted or exchanged                                1,336,158          13.25          1,130,167           2.22
     Exercised                                            (511,787)          2.74
     Cancelled                                              (9,965)          9.39           (105,834)         12.00
                                                         ---------                         ---------
     Options outstanding at end of year                  1,944,573           9.64          1,130,167           2.22
                                                         =========                         =========
     Options exercisable at end of year                  1,132,719           6.91            330,167           2.34
                                                         =========                         =========

The following table presents information relating to stock options outstanding at December 31, 1999:

                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          ---------------------------------------------     ---------------------------
                                                           WEIGHTED
                                           WEIGHTED         AVERAGE                           WEIGHTED
         RANGE OF                           AVERAGE        REMAINING                          AVERAGE
         EXERCISE                          EXERCISE         LIFE IN                           EXERCISE
           PRICE            SHARES           PRICE           YEARS            SHARES           PRICE
     ----------------     ----------     -----------      -------------     ----------       ----------
     $1.50 - $2.25        623.420        $ 2.20           8.83              623,420          $ 2.20
     $3.00 - $6.00         35,999          4.73           4.82               33,916            4.65
     $7.08 - $12.00       621,442          9.57           8.30              217,664            9.60
     $12.38 - $18.00      532,077         15.16           6.50              248,444           15.97
     $21.72 - $31.25      131,635         24,18           5.69                9,274           25.96
                        ---------                                         ---------
                        1,944,573          9.64           6.65            1,132,719            6.91
                        =========                                         =========

In addition to the stock options granted under the Amended 1998 Plan, options granted to Freeserve, Telescan and National Bank as of December 31, 1999 totalled 4,940,550. Freeserve exercised 31,250 common shares under their option in August 1999. National Bank exercised their stock option and acquired 302,588 shares of common stock in November 1999. See Note G[7].

As required by FAS 123, pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model utilizing the following assumptions:

                                                     YEAR ENDED
                                         DECEMBER 31, 1999  DECEMBER 31, 1998
                                         -----------------  -----------------
     Risk-free interest rates              4.60% to 6.23%   4.01% to 5.24%
     Expected option life in years              2 to 5           2 to 5
     Expected stock price volatility             105%              75%
     Expected dividend yield                       0%               0%

The weighted average fair value at date of grant for options granted during 1999 and 1998 was $8.33 and $.17 per option, respectively. The weighted-average fair value of options granted excludes the March 1999 and May 1999 issuance of options representing up to a 19.9% interest in the Company by Freeserve and Telescan, respectively, and the June 1999 option granted to National Bank. Those grants represent an additional 4,940,550 options that if included above, would decrease the weighted-average fair value of options granted by $1.53, but do not have an effect on the pro forma information below.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 1999 and 1998 pro forma information follows:

                                  1999            1998
                                  ----            ----
        Net loss              $ 24,600,000    $ 3,314,000
        Basic and diluted
          loss per share      $      (2.40)   $      (.79)

During the year ended December 31, 1999 and 1998, the Company granted options to various consultants. The Company valued these options at $272,661 and $247,000, respectively, which will be charged to operations over the terms of the agreements.

On January 10, 2000, the Board of Directors approved an increased in the authorized shares under the plan to 5,000,000 shares (see Note Q). In conjunction with this increase, the Company granted 740,000 stock options at an exercise price of $24.00 per share to certain officers, directors and key employees.

NOTE J - ACQUISITIONS

On April 19, 1999, the Company acquired all of the outstanding shares of Capital Growth (Europe) Limited ("CGE"), a licensed securities dealer in the United Kingdom, for approximately $57,631 and 4,167 unregistered shares of the Company's common stock. The acquisition was accounted for as a purchase and the accompanying financial statements include the operations of CGE from date of acquisition. Goodwill is being amortized over ten years. On June 17, 1999, the name of CGE was changed to UK-Invest.com Limited.

On November 18, 1999, the Company executed a Stock Purchase and Exchange Agreement effective October 1, 1999 for the purchase of a total of 66.67% of GlobalNet Securities, Corp. (formerly Valhalla Securities, Inc.). Prior to the execution of the Agreement, GlobalNet Securities had a total of 200 shares of common stock issued and outstanding, owned equally by its two principals. Pursuant to the Agreement, GlobalNet Securities issued 100 shares to GLBN for $90,000. In addition, each of the principals exchanged 50 shares of GlobalNet Securities for 12,500 shares of the Company's common stock valued at $250,000. The principals gave the right to put their shares in GlobalNet Securities to GLBN, if discharged from employment without cause, at a price as defined in the agreement. The acquisition was accounted for as a purchase and the accompanying financial statements include the operations of GlobalNet Securities from the date of acquisition. GlobalNet Securities results of operations were not material prior to acquisition. Goodwill is being amortized over ten years. In addition, pursuant to the Agreement, the parties have agreed to contribute $500,000 to GlobalNet Securities to expand business operations. The Company contributed $333,333 with the balance to be contributed by the two principals through future deductions of 50% from their after tax salary, other compensation and distributions other than commissions.

NOTE K  -  COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) as shown in the statement of stockholders' equity:

                                                                      FOR THE YEAR ENDED
                                                                      ------------------
                                                             DECEMBER 31,            DECEMBER 31,
                                                                1999                     1998
                                                            -------------            -------------
Unrealized gains (losses) on securities available
 for sale:
   Change in unrealized gains (losses)                        $5,144,492                $(10,049)
   Less: reclassification adjustment for gains
             realized in net income                             (459,793)                 (1,201)
                                                              ----------                --------
Net unrealized gains (losses)                                  4,684,699                 (11,250)

Foreign currency translation adjustments                         (23,379)
                                                              ----------                --------
Other comprehensive income (loss)                             $4,661,320                $(11,250)
                                                              ==========                ========

NOTE L - RELATED PARTY TRANSACTIONS

Capital Growth International LLC ("CGI"), a company owned by certain of the directors of the Company, utilized space at the Company's offices without charge during 1998. During the year ended December 31, 1998, the Company received net consulting fees of $23,000 from CGI. CGI was sold by the directors in 1998.

During the year ended December 31, 1998, the Company paid consulting fees of $234,000 to two stockholders of the Company.

At December 31, 1999, the Company has a payable of $23,000 to CGI as reimbursement for legal expenses.

At December 31, 1999, a receivable of $52,782 is included in other assets from the sale of fixed assets to a former shareholder of an affiliate.

At December 31, 1999, the Due from affiliates amount of $435,617 represents a receivable of $230,000 from Italia-iNvest.com for reimbursement of software development and license costs paid on their behalf by the Company and $205,617 from MatchbookFX for billed and unbilled reimbursements of marketing and third party contributing editorial costs.

At December 31, 1999, the Due to affiliates amount of $186,300 represents additional capital contributions of 115,000 British Pounds payable to UK-Wire by UK-iNvest.com. See Note D.

NOTE M - NET CAPITAL REQUIREMENTS

The Company's U.S. broker/dealer subsidiaries are subject to the Securities Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital.

In addition, subsidiaries of the Company engaged in financial market activities will normally be subject to compliance and other regulatory restrictions.

NOTE O - COMMITMENTS

[1]      LETTER OF CREDIT:

         The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of an affiliate. The letter of credit is secured by a money market account.

[2]      LICENSING AND PROMOTION AGREEMENTS:

         At December 31, 1999, the Company is committed to pay $568,500 for licenses and content upon delivery. These agreements may also require additional payments based on activity.

[3]      LEASES:

         The Company is obligated for annual minimum rentals under lease commitments as follows:

           YEAR ENDING
           DECEMBER 31,

               2000                                       $  954,027
               2001                                          765,077
               2002                                          626,704
               2003                                          593,343
               2004                                          581,155
               Thereafter                                  5,267,193
                                                          ----------
                                                          $8,787,499
                                                          ==========

         Rent expense was approximately $547,363 and $250,000 for the years ended December 31, 1999 and 1998, respectively.

[4]      RETIREMENT PLAN:

         Effective January 1, 1997, the Company established a 401(k) profit-sharing plan covering eligible employees as defined in the Plan. Contributions are made at the discretion of employees. The Company contributes 50% of the employee's contribution amount to the plan. Pension expense for the years ended December 31, 1999 and 1998 was approximately $11,000 and $15,000, respectively.

[5]      LITIGATION:

         In 1999, International Capital Growth ("ICG"), a subsidiary of the Company, was served with a complaint, in which ICG was named as a co-defendant in a lawsuit alleging damages of approximately $1,000,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in a company called Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. ICG and its co-defendants have filed a motion to dismiss the complaint which was heard by the court on October 21, 1999. The court has not issued a decision or ruling on the motion. Management believes that the claims against ICG are without merit and is vigorously opposing those claims, however, the outcome is presently undeterminable. In the opinion of management any potential liability with respect to this litigation is not presently determinable and no provision has been made in the accompanying financial statements for any potential liability.

NOTE P - PROVISION FOR TAXES

At December 31, 1999, the Company and its subsidiary had available for federal income tax purposes in the United States, net operating loss and capital loss carryforwards of approximately $12,625,000. The net operating loss carryforwards expire from 2011 through 2019. In addition, the Company has foreign operating loss carryforwards of $1,900,000 with no expiration date. The difference between the net loss for financial reporting purposes and the net operating loss for tax purposes is primarily due to unrealized loss on marketable securities and value attributable to warrants/options not currently deductible for tax purposes. The Company has not recorded a deferred tax liability for the gain on equity of investee assets (which has been recorded in stockholders equity) since the Company has available tax net operating loss carryforwards to offset such gain. The Company has provided a valuation reserve against the net deferred asset attributable to the net operating loss benefit of $5,626,000, capital loss benefit of $70,000 and the benefit of $73,000 from temporary differences, since the likelihood of realization cannot be determined.

The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in a valuation allowance of $3,861,000 and $1,124,000 for the years ended December 31, 1999 and 1998, respectively.

Section 382 of the Internal Revenue Code contains provisions which may limit the loss carryforwards available if significant changes occur in stockholder ownership interests. Although the Company has not performed a detailed analysis, management believes that such limitations will apply as of December 31, 1999 as a result of changes in stockholder ownership interests during 1999. Accordingly, the Company would be subject to a significant annual limitation on the utilization of its net operating losses.

NOTE Q - SUBSEQUENT EVENTS

On January 10, 2000, the Board of Directors approved an increase in the number of shares under the Company's 1998 Amended and Restated Stock Option Plan from 3,000,000 shares to 5,000,000 shares, subject to the ratification of the stockholders of the Company. In addition, as part of the Amended 1998 Plan, the Compensation Committee approved the implementation of a Senior Management Stock Bonus program whereby a pool of shares will be issued to senior management upon the Company reaching various market capitalization levels from $600 million to $1 billion. Pools of 100,000 shares are allotted for the attainment of each level for a total of 500,000 shares available under the program.

On February 15, 2000, the Company acquired SOL BORS, a company that owns financial websites in Norway, for $7.5 million in cash and common stock. The acquisition will be accounted for as a purchase. In addition, on February 25, 2000, the Company entered into an online distribution agreement with Scandinavia Online ("SOL"). Under the agreement, the Company will be the owner and the exclusive provider of comprehensive finance channels within the SOL internet portals in Scandinavia and will have exclusive rights to finance transaction businesses to be offered within the SOL internet portals. In exchange for such distribution on SOL, the Company agreed to pay a total of $7.5 million in cash and common stock to the three telecommunications and media companies that own Scandinavia Online in Norway, Denmark and Sweden. Common stock was issued at closing and the cash consideration is to be paid upon certain review dates related to the launch of websites under the terms of the agreements.

On March 3, 2000, the Company acquired Cyberwolf Limited, a developer of websites and e-business systems in the United Kingdom. As consideration, the Company paid cash of 100,000 British Pounds and issued common stock in an amount equivalent to 1.523 million British Pounds, calculated on the basis of a price of $34.75 per share of common stock. As a result of the acquisition, Cyberwolf was dissolved and merged into GlobalNet Financial.com.

In March 2000, the Company created GlobalEuroNet Group, Inc., a digital commerce investment and operating company ("GEN"). The Company invested $3.2 million for approximately 2.8 million shares or 24% of GEN, which was initially capitalized with an additional $42.0 million in equity capital contributed by successful digital commerce, Internet, industrial and financial concerns and entrepreneurs from North America, the United Kingdom and Europe.

                                 EXHIBITS INDEX

EXHIBIT
  NO.               DESCRIPTION
-------             -----------
  2.3       Share Purchase Agreement for shares in SOL Bors AS
  2.4       Share Purchase Agreement for shares in Cyberwolf Limited
  10.11 Financial Website Agreement between Scandinavia Online AS (Norway) and Scandinavia Online A/S (Denmark) and GlobalNetFinancial.com
  10.12 Financial Website Agreement between Scandinavia Online AB (Sweden) and GlobalNetFinancial.com
  10.13 Lease Agreement regarding 7284 W. Palmetto Park Road, Suite 210, Boca Raton, Florida
  10.14 Lease Agreement regarding 16150 N. Arrowhead Fountain Circle Drive, Peoria, Arizona
  21.1      Subsidiaries of the Company
  23.1      Consent of Richard A. Eisner & Company, LLP
  27.0      Financial Data Schedule