Form 10KSB/A
period 1999-12-31
GLOBALNET FINANCIAL COM INC
filed 2000-04-03
CIK 832324

THE COMPANY INADVERTENTLY OMITTED TO FILE AS AN EXHIBIT THE INDEPENDENT
          AUDITORS' CONSENT IN ITS FORM 10-KSB FILED ON MARCH 30, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-KSB/A

        (MARK ONE)

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________ TO _________

                         COMMISSION FILE NUMBER 33-21443

                          GLOBALNET FINANCIAL.COM, INC.

                 (Name of Small Business Issuer in Its Charter)

                 DELAWARE                                06-1489574
       -------------------------------              ----------------------
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)              Identification Number)

    7284 W. PALMETTO PARK ROAD, SUITE 210
               BOCA RATON, FL                                 33433
----------------------------------------------     -----------------------------
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (561) 417-8053
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

       TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES ___ NO _X_

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GLOBALNET FINANCIAL.COM, INC.

                                    By: /s/ Stanley Hollander

                                        /s/ Stanley Hollander
                                    --------------------------------------
                                       Stanley Hollander, Chairman of the Board,
                                       President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               SIGNATURE                                          TITLE                                     DATE
/s/ Alan L. Jacobs                          Executive Vice President and Director                  April 03, 2000
------------------------------------
Alan L. Jacobs


/s/ W. Thomas Hodgson                       Chief Operating Officer                                April 03, 2000
------------------------------------
W. Thomas Hodgson


/s/ Michael C. Jacobs                       Chief Financial Officer, Secretary and Treasurer       April 03, 2000
------------------------------------
Michael C. Jacobs


/s/ Jay J. Matulich                         Senior Vice President                                  April 03, 2000
------------------------------------
Jay J. Matulich


/s/ Ronald B. Koenig                        Senior Managing Director                               April 03, 2000
------------------------------------
Ronald B. Koenig


/s/ N. Bulent Gultekin                      Director                                               April 03, 2000
------------------------------------
N. Bulent Gultekin


/s/ Kym Anthony                             Director                                               April 03, 2000
------------------------------------
Kym Anthony


/s/ Christopher Jennings                    Director                                               April 03, 2000
------------------------------------
Christopher Jennings


/s/ Michael Whitaker                        Director                                               April 03, 2000
------------------------------------
Michael Whitaker

Exhibit      Description

23.1         Consent of Richard A. Eisner & Company, LLP