Form 10QSB
period 2000-03-31
GLOBALNET FINANCIAL COM INC
filed 2000-05-15
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                              YES [X]    NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF MAY 8, 2000 WAS AS FOLLOWS: 14,722,843 SHARES OF COMMON STOCK AND 34,225,000 SHARES OF CLASS A COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES [ ]    NO [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          GLOBALNET FINANCIAL.COM, INC.
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                                                                                    MARCH 31,        DECEMBER 31,
                                                                                                      2000              1999
                                                                                                  -------------     -------------
                                                                                                   (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                         $  48,772,628     $  44,523,090
Certificates of deposit and U.S. treasury bills                                                      11,109,806        24,418,038
Restricted cash                                                                                         107,140           106,597
Offering proceeds subsequently collected                                                                                8,139,739
Option exercise proceeds receivable                                                                  13,686,560
Accounts receivable                                                                                     954,620           480,788
Due from affiliates                                                                                     300,000           435,617
Securities owned at market value                                                                     17,035,997         1,211,954
Securities not readily marketable, at fair value                                                      5,731,904        14,559,866
Prepaid expenses and other current assets                                                             1,612,827           503,994
                                                                                                  -------------     -------------
                  Total Current Assets                                                               99,311,482        94,379,683

Equity in unconsolidated companies and joint ventures                                                43,032,901        21,988,559
Investments                                                                                             918,580           918,580
Licensing and promotion agreements, net of accumulated amortization of $1,391,673 and $850,327        2,109,890         1,973,362
Other assets                                                                                            115,717           613,895
Fixed assets, net of accumulated depreciation of $297,328 and $186,047                                2,094,154           560,571
Goodwill and other intangibles, net of accumulated amortization of $214,478 and $10,469              10,377,801           258,180
                                                                                                  -------------     -------------
                  Total                                                                           $ 157,960,525     $ 120,692,830
                                                                                                  =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                                             $   3,169,519     $   1,848,439
Due to affiliate                                                                                        127,200           186,300
Dividends payable - preferred stockholders                                                               38,154            38,154
                                                                                                  -------------     -------------
                  Total Current Liabilities                                                           3,334,873         2,072,893
                                                                                                  -------------     -------------
Noncurrent liability                                                                                    772,666

Minority interest in consolidated subsidiary                                                                 --            19,269

Commitments and contingencies

Stockholders' equity:
Preferred Stock - $.001 par value; 20,000,000 shares
       authorized, none outstanding
Class A common stock - $.001 par value;
      50,000,000 shares authorized, 34,225,000 and 32,725,000 outstanding
     as of 3/31/00 and 12/31/99, respectively                                                            34,225            32,725
Class B Common Stock - $.001 par value; 25,000,000
     authorized, none outstanding
Common Stock - $.001 par value, 50,000,000
     shares authorized; 14,622,843 and 11,818,112 issued
     as of 3/31/00 and 12/31/99, respectively                                                            14,623            11,818
Additional paid in capital                                                                          190,012,402       146,640,481
Accumulated deficit                                                                                 (30,414,855)      (24,657,378)
Unearned compensatory and licensing costs                                                           (10,330,745)       (7,898,965)
Accumulated other comprehensive income                                                                4,715,419         4,650,070
Subscription receivable                                                                                (148,083)         (148,083)
Treasury stock, at cost, 2,500 common shares                                                            (30,000)          (30,000)
                                                                                                  -------------     -------------
                  Total Stockholders' Equity                                                        153,852,986       118,600,668
                                                                                                  -------------     -------------
                  Total                                                                           $ 157,960,525     $ 120,692,830
                                                                                                  =============     =============

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                       MARCH 31, 2000   MARCH 31, 1999
                                                        ------------     ------------
Revenue:
Online trading commission income                        $    496,625
Advertising revenue                                          208,747     $     20,017
Subscription revenue                                          92,946
Other revenue                                                 31,062
Net realized and unrealized gains on
    marketable and not readily marketable securities         445,112          194,531
Interest income                                              908,968           11,418
                                                        ------------     ------------
Total operating revenue                                    2,183,460          225,966

Operating expenses:
Cost of advertising revenue                                   86,619
General and administrative expenses                        7,462,107        1,350,233
Non-cash compensatory and licensing expenses               2,160,556          736,333
Depreciation and amortization                                856,636          137,385
Equity in earnings of unconsolidated
    companies and joint ventures                          (2,605,712)
Minority interest in loss of
    consolidated subsidiary                                  (19,269)
                                                        ------------     ------------
Total operating expenses                                   7,940,937        2,223,951
                                                        ------------     ------------
Net loss                                                $ (5,757,477)    $ (1,997,985)
                                                        ============     ============
Basic and diluted loss per share                        $      (0.37)    $      (0.26)
                                                        ============     ============
Weighted average common shares outstanding
   basic and diluted                                      15,715,428        7,656,000
                                                        ------------     ------------

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                MARCH 31, 2000   MARCH 31, 1999
                                                                                                 ------------     ------------
Cash flows from operating activities:
           Net loss                                                                              $ (5,757,477)    $ (1,997,985)
           Adjustments to reconcile net loss to net cash used in
               operating activities:
                  Depreciation and amortization                                                       856,636          137,385
                  Equity in earnings of unconsolidated companies and joint ventures                (2,605,712)
                  Minority interest in loss of consolidated subsidiary                                (19,269)
                  Change in unrealized (appreciation) depreciation of securities                     (445,112)        (194,531)
                  Compensation to consultants paid with stock and options                           2,160,556          736,333
                  Changes in:
                      Accounts receivable and due from affiliates                                    (120,611)
                      Prepaid expenses and other current assets                                    (1,091,356)        (328,946)
                      Licensing and other assets                                                     (179,697)        (193,162)
                      Accounts payable and accrued expenses                                          (377,865)        (115,517)
                      Deferred revenue                                                                                  (5,000)
                                                                                                 ------------     ------------
                        Net cash used in operating activities                                      (7,579,907)      (1,961,423)

Cash flows from investing activities:
           Additions to fixed assets                                                               (1,554,647)
           Collection on certificates of deposits and U.S. treasury bills                          12,580,431
           Investment in restricted cash                                                                 (543)            (447)
           Investment in securities                                                                (5,593,192)
           Investment in unconsolidated companies and joint ventures                               (7,577,249)
           Acquisition of subsidiaries, net of $86,736 cash received                               (3,180,264)
                                                                                                 ------------     ------------
                        Net cash used in provided by investing activities                          (5,325,464)            (447)

Cash flows from financing activities:
           Proceeds from the exercise of options and warrants                                       9,015,170        2,575,400
           Collection of Class A common stock offering proceeds                                     8,139,739
                                                                                                 ------------     ------------
                        Net cash provided by financing activities                                  17,154,909        2,575,400

Net increase in cash and cash equivalents                                                           4,249,538          613,530
Cash and cash equivalents at beginning of period                                                   44,523,090        1,941,774
                                                                                                 ------------     ------------
Cash and cash equivalents at end of period                                                       $ 48,772,628     $  2,555,304
                                                                                                 ============     ============
Supplemental disclosures of non-cash transactions:

Common stock issued to acquire securities                                                                         $  9,333,125
Common stock issued to settle debt                                                                                     326,563
Issuance of Common stock for acquisitions                                                        $  5,455,732
Current and long-term liabilities for acquisitions                                                  1,545,332
Receivable for option exercise proceeds                                                            13,686,560
Gains on equity investee capital increases                                                         10,876,430

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

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

Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

(2)      BUSINESS SEGMENTS

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

Information with respect to the Company's reportable segments follows:

                                                                         THREE MONTHS ENDED MARCH 31, 2000
                                                                         ---------------------------------
                                                           CORPORATE       BROKER/DEALERS      INTERNET           TOTAL
                                                         -------------     -------------     ------------     -------------
Revenues from external customers                                           $     500,324     $    329,056     $     829,380
Investment income                                        $     872,868           462,784           18,429         1,354,080
Depreciation and amortization                                  753,265                            103,371           856,636
Equity in (earnings) loss of unconsolidated companies       (2,633,537)                            27,825        (2,605,712)
Segment (loss) income                                       (1,572,934)           51,700       (4,236,243)       (5,757,477)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation of securities                       957,777           445,112                          1,402,889
   Compensation paid with stock, warrants and options        2,160,556                                            2,160,556
Segment assets                                             147,077,644         3,036,175        7,846,706       157,960,525
Expenditures for long-lived assets                             103,913            44,598        1,406,136         1,554,647
                                                                        THREE MONTHS ENDED MARCH 31, 1999
                                                                        ---------------------------------
                                                            CORPORATE      BROKER/DEALER      INTERNET          TOTAL
                                                           ------------     ------------    ------------     ------------
Revenues from external customers                                                            $     20,017     $     20,017
Investment income                                          $     10,476     $        942                           11,418
Depreciation and amortization                                                      5,034         132,351          137,385
Segment (loss) income                                        (1,009,592)          68,878      (1,057,271)      (1,997,985)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation of securities                        125,250          194,531                          319,781
   Compensation paid with stock, warrants and options           736,333                                           736,333
Segment assets                                               11,427,839        1,329,090       1,399,683       14,156,612

The Company's geographic data for the three month period ended March 31, 2000 is as follows:

                                    UNITED STATES        EUROPE             TOTAL
                                    -------------     -------------     -------------
Revenues from external customers    $     506,712     $     322,668     $     829,380
Segment loss                           (3,176,109)       (2,581,368)       (5,757,477)
Segment assets                        150,937,631         7,022,894       157,960,525
Fixed assets, net                         529,525         1,564,629         2,094,154

During the first quarter of 1999, the Company only operated in the United
States.

(3)      COMPREHENSIVE LOSS

The following table sets forth the computation of comprehensive loss:

                                                                FOR THE THREE MONTHS ENDED
                                                              MARCH 31, 2000  MARCH 31, 1999
                                                               -----------     -----------
Net loss                                                       $(5,757,477)    $(1,997,985)

Unrealized gains on securities available for sale:
   Change in unrealized gains                                      957,777         125,250

Foreign currency translation adjustments                          (892,428)
                                                               -----------     -----------
Other comprehensive income                                          65,349         125,250
                                                               -----------     -----------
Total comprehensive loss                                       $(5,692,128)    $(1,872,735)
                                                               ===========     ===========

(4)      VALUATION OF SECURITIES

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

Included in securities owned at market is the common stock of Telescan, Inc., a publicly traded company. The carrying amount of the investment in Telescan, Inc. at March 31, 2000 was $12,875,625.

(5)      EQUITY INVESTMENTS

On February 1, 2000, the Company contributed 2.5 million Canadian dollars or $1.7 million for its 50% equity interest in Canada Invest Holdings, a holding company which owns a registered securities dealer, Canada Direct, and a financial website company, Canada-iNvest.com. Canada-Invest was created as a result of the joint venture agreement dated June 25, 1999 between the Company and National Bank Financial.

In March 2000, the Company created GlobalEuroNet Group, Inc., a digital commerce investment and operating company ("GEN"). The Company invested $3.2 million for 2,895,000 shares or 25% of GEN, which was initially capitalized with an additional $43.2 million in equity capital contributed by successful digital commerce, Internet, industrial and financial concerns and entrepreneurs from North America, the United Kingdom and Europe.

During the quarter ended March 31, 2000, the Company contributed an additional $2.6 million (or 1.7 million British pounds) to GlobeNet Direct.com, Limited, as part of its 33.3% investment in this equity investee.

(6)      STOCKHOLDER EQUITY TRANSACTIONS DURING THE THREE MONTHS ENDED
         MARCH 31, 2000

On January 18, 2000, the Company granted an eighteen month warrant to World Online to purchase 16,667 shares of the Company's common stock at $11.00 per share under the terms of the content supply agreement entered into on September 10, 1999. These warrants which vest immediately, were valued at their fair market value of $5.54 using the Black-Scholes pricing model. The Company is amortizing the value of $92,335 to non-cash licensing expense over the term of the agreement.

On February 25, 2000, in addition to the acquisition of SOL Bors by the Company (see Note 8 below), the Company entered into an online distribution agreement with Scandinavia Online ("SOL"). Under the agreement, the Company became the owner and the exclusive provider of comprehensive finance channels within the SOL internet portals in Scandinavia and has exclusive rights to finance transaction businesses to be offered within the SOL internet portals. In exchange for such distribution on SOL, the Company agreed to pay a total of $7.5 million in cash and common stock to the three telecommunications and media companies that own Scandinavia Online in Norway, Denmark and Sweden. At closing, 159,433 shares of common stock were issued at a value of $28.225 per share, or $4.5 million, and recorded as unearned compensatory costs which will be amortized over the term of the agreement. Cash consideration of $3.0 million is to be paid upon certain review dates related to the launch of websites under the terms of the agreements over the next 24 months.

On March 30, 2000, Telescan exercised its option to increase its ownership in the Company to 19.9% of the then outstanding common and Class A common equivalent shares by acquiring 2,439,014 shares of the Company's common stock at a price of $12.00 per share. Telescan purchased 1,782,684 shares for $21,392,205 in cash and acquired 656,330 shares through a cashless exercise of 986,212 options, for which 329,882 options at a price of $35.875 were given up in consideration for these shares. At March 31, 2000, the Company received $7,705,645 and recorded a receivable of $13,686,560 for the exercise of the option, which was subsequently collected in April 2000. Fees of $250,000 payable to a consultant in connection with the Telescan transaction were recorded against the proceeds from Telescan's option exercise.

During the three months ended March 31, 2000, 169,082 shares were issued upon the exercise of options and warrants previously granted to various consultants resulting in net proceeds of $1.3 million.

(7)      ACQUISITIONS

On February 15, 2000, the Company acquired SOL Bors AS ("SOL Bors"), a company that owns financial websites in Norway, for $7.5 million in cash and common stock. As part of the purchase price, the Company issued 159,433 common shares valued at $4.5 million and paid $3.0 million in cash. The acquisition was accounted for under the purchase method. The purchase price was allocated based on the estimated fair value of net tangible assets acquired, which was approximately $44,000 at date of purchase. SOL Bors results of operations were not material prior to acquisition. The excess of purchase price over these net assets, approximately $7.5 million, has been recorded as goodwill and is being amortized on a straight-line basis over 10 years.

On March 3, 2000, the Company acquired Cyberwolf Limited, a developer of websites and e-business systems in the United Kingdom, for 1.623 million British pounds or $2.6 million. The Company paid $157,000, issued 26,352 common shares and recorded a liability to pay the remaining purchase price in increments of 22,235 shares of common stock on each of the first and second anniversaries of the acquisition date, valued at approximately $916,000 and $1.5 million, respectively, calculated at a price of $34.75 per common share. The consideration of $2.6 million was preliminarily allocated to tradename and workforce in place as no other significant separately identifiable tangible or intangible assets were acquired. This amount is being amortized on a straight-line basis over its estimated useful life.

(8)      COMMITMENTS AND CONTINGENCIES

The Company has issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of an affiliate. The letter of credit is secured by a money market account.

In April 2000, the Company issued a letter of credit in the amount of $441,745 to secure future rent payments at a new office in Los Angeles, California. The letter of credit is secured by a certificate of deposit.

On May 2, 2000, the Company issued a letter of credit in the amount of $1,735,425 to secure future rent payments at office space in New York, New York, which will include both office space for the Company, its majority owned subsidiary, GlobalNet Securities Corp., and other affiliated and non-affiliated third party tenants. The Company will be subleasing space to the various occupants. The letter of credit is secured by a certificate of deposit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GlobalNetFinancial.com, Inc. (the "Company" or "GlobalNetFinancial") is a rapidly expanding international financial portal providing online financial news, investment tools, and transaction services. The Company is developing a global network of country-centric financial content websites in local market language as well as a network of transaction execution platforms, in order to position itself as an international financial services provider. The Company's business model is to capture traffic for its financial content sites as a result of partnering with leading internet players and then to drive visitors from its highly trafficked financial content websites to its network of transaction execution platforms in which it maintains substantial ownership interests. In this manner, the company seeks to dramatically reduce its user and account acquisition costs.

The Company conducts its financial content operations predominantly as the exclusive provider of financial content and in certain cases the exclusive provider of financial services for leading Internet Service Providers ("ISP's") and portals. These services are provided by the Company as the "Money Channel" for the ISP or portal. As a result, when a user clicks on the "Money" button on a host ISP's or portal's home page, the user is linked to the Company's website. The Company provides Money Channel services to Freeserve plc, the United Kingdom's leading ISP, World Online, the largest pan-European ISP and portal and Scandinavia OnLine, the dominant consumer Internet portal across Scandinavia. The Company currently operates, directly or through joint ventures, financial content websites focusing on the financial markets of the United Kingdom, the United States, Italy, Canada, France, Denmark, Holland and Scandinavia.

The Company has also entered into an agreement to provide financial news, content and e-finance commerce platforms, including online trading, to British Telecommunication's network of Wireless Application Protocol ("WAP") mobile phone users. The Company recently entered into an agreement with Telewest Flextech plc ("Telewest"), a leading provider of cable telecommunications and television services for homes and businesses in the United Kingdom to provide financial news, interactive content and e-finance commerce platforms on six channels via digital television to Telewest's network of broadband and cable subscribers.

The traffic on the Company's financial content websites for the fourth quarter of 1999 and the first quarter of 2000 was as follows:

                                          PAGE VIEWS
                               -------------------------------
SITE                            Q4 1999             Q1 2000
----                           ---------           ---------
UK-iNvest.com                  23,205,804          46,850,570
Italia-iNvest.com                 839,467           5,185,710
America-iNvest.com              2,349,626           3,643,155

                                      UNIQUE VISITORS
                               -------------------------------
SITE                            Q4 1999             Q1 2000
----                           ---------           ---------
UK-iNvest.com                   1,608,938           7,320,231
Italia-iNvest.com                 115,622             694,541
America-iNvest.com                209,427             578,056

The Company's websites are designed to generate online trading of securities and other investment products. The Company has substantial equity interests in an international network of online transaction businesses, including online trading for North American and European stocks, foreign exchange and other financial services, such as insurance. The Company has launched www.GlobalNeTrader.com, its platform for the online trading of U.S. securities, www.Matchbookfx.com for global foreign exchange trading and www.InsuranceWide.com, offering a full spectrum of insurance products in the United Kingdom. The Company anticipates launching its online trading and clearing platforms for the United Kingdom and Canada this spring. The Company is currently developing additional websites and online trading platforms.

The Company's business model consists of generating revenues from its online trading platform as well as from advertising and E-commerce and participating in the earnings of the other transaction execution platforms in which it maintains ownership interests. In addition, the Company is seeking to create shareholder and balance sheet value as a result of creating joint ventures with and/or investments in companies which have the ability to become public or be acquired over the short term.

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

FORWARD LOOKING STATEMENTS

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history and prior operating losses and accumulated deficit, the Company's dependence on advertising revenue and sponsorship, the Company's ability to attract and retain quality management needed for the Company's expanded operations, various regulatory requirements of its securities business, and the Company's possible inability to compete in the advertising and domestic or international Internet markets. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's other filings with the Securities and Exchange Commission (the "Commission"), including the risk factors described in the Company's Form 10-KSB filed with the Commission on March 30, 2000.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO
                        THREE MONTHS ENDED MARCH 31, 1999

OPERATING REVENUE

Online trading commission income increased by $496,625 or 100% for the three months ended March 31, 2000 from $0 for the comparable period a year earlier. This source of revenue is from the Company's broker/dealer subsidiary, GlobalNet Securities, Corp., which the Company acquired in the fourth quarter of 1999. Advertising revenue from the Company's websites increased to by $188,730 or 943% to $208,747 for the three months ended March 31, 2000 from $20,017 for the comparable prior year period. Advertising revenue primarily relates to the Company's UK-iNvest.com website. Subscription revenue increased to $92,946 or 100% from $0 in the comparable period in 1999 due to subscription services offered on the Company's new Norwegian website. Other revenue increased by $31,062 or 100% as compared to $0 in the comparable period in the prior year. Other revenue primarily relates to fees from the sale of broadcast real time information on the Company's websites.

The Company reported revenue from realized and unrealized gains on marketable and not readily marketable securities of $445,112 for the quarter ending March 31, 2000, an increase of 250,581 or 129%, compared to a gain of $194,531 during the same period in 1999. This increase was primarily related to unrealized gains resulting from the mark to market of the Company's broker/dealer portfolio of securities during the first quarter of 2000 compared to the first quarter of 1999. Interest income increased by $897,550 or 7,861% to $908,968 as compared to $11,418 during the same quarter in 1999, due to interest earned on proceeds from the Company's offering in the United Kingdom during the fourth quarter of 1999.

OPERATING EXPENSES

Cost of advertising revenue increased by $86,619 or 100% for the three months ended March 31, 2000 from $0 for the comparable three month period a year earlier. Cost of advertising revenue consists of commissions on the advertising revenue generated by the Company's website, UK-iNvest.com, payable to the Company's advertising agency, as well as revenue sharing costs to the Company's partner, Freeserve plc.

General and administrative expenses increased by $6,111,874 or 453% to $7,462,107 for the three months ended March 31, 2000 compared to $1,350,233 during the same period in 1999. The increase is the result of the Company becoming an international financial service provider utilizing the internet. This has resulted in a significant increase in the number of Company employees, increased rent expense related to the Company's office space in both the United States and Europe, advertising and promotional costs related to launching the Company's websites, content and webserver hosting costs and professional fees incurred in setting up the Company's new websites and joint ventures with various strategic partners in the United States, United Kingdom and Europe.

Non-cash compensatory and licensing expense increased to $2,160,556 or 193% during the three month period ending March 31, 2000 compared to $736,333 during the three month period ending March 31, 1999 which was primarily the result of the Company utilizing stock and warrants to compensate some of its advisors and consultants. The largest of these licensing agreements are with Telescan Inc. and Freeserve plc, for which the Company issued equity securities in 1999 and is amortizing the value of such securities over the terms of the agreements. Depreciation and amortization expense increased by $719,251 or 524% to $856,636 during the three months ended March 31, 2000 compared to $137,385 during the same period in 1999. The increase is primarily related to the amortization of the Company's licensing and promotion agreements.

Equity in earnings of unconsolidated companies and joint ventures increased by $2,605,712 or 100% for the three months ended March 31, 2000, from $0 for the comparable quarter in 1999. The Company's equity earnings for the three months ended March 31, 2000 are due to income from the Company's investments in NewMedia Spark and Synaptics, offset by losses in the Company's other financial websites and online trading ventures.

NET LOSS

The Company's net loss for the three months ended March 31, 2000 increased by $3,759,492 or 188% from a net loss of $1,997,985 for the three months ended March 31, 1999 to a net loss of $5,757,477 for the three months ended March 31, 2000. This increase was due to the increased operating costs related to the Company's rapidly expanding financial internet content and transaction execution businesses.

LIQUIDITY AND CAPITAL RESOURCES

The implementation of the business plan is capital intensive as a result of the costs incurred in launching financial oriented sites in new countries. In order to reduce these costs, the Company seeks to partner with and receive investments from strategic investors.

At March 31, 2000, the Company had cash and cash equivalents of $48,772,628 as well as certificates of deposit and United States treasury bills totalling $11,216,946, which represent cash equivalents with maturities greater than three months. Cash and cash equivalents, including certificates of deposit and United States treasury bills, totals $59,989,574. On March 30, 2000, Telescan, Inc. exercised its option to increase its ownership in the Company to 19.9% of the then outstanding common and Class A common equivalent shares by acquiring 2,439,014 shares of the Company's common stock at a price of $12.00 per share. Telescan, Inc. purchased 1,782,684 shares for $21,392,205 in cash and acquired 656,330 shares of common stock through a cashless exercise. As of March 31, 2000, $7,705,645 was paid by Telescan, Inc. and the remaining cash payment of $13,686,560 was collected in April 2000 and is not included in cash and cash equivalents above.

Net cash used in operating activities increased by $5,618,484 to $7,579,907 for the three months ended March 31, 2000 from $1,961,423 in the comparable three month period in 1999, due to lower earnings resulting from increased expenditures relating to the start-up costs for the Company's internet financial websites and online transactional activities. Net cash used in investing activities increased by $5,325,017 from $447 in 1999 to net cash used of $5,325,464 for the three months ended March 31, 2000. The increase was largely due to investments in unconsolidated companies and joint ventures totaling $7,577,249, investments in securities of $5,593,192 and the acquisition of SOL Bors and Cyberwolf totaling $3,180,264, offset by the collection on certificates of deposit and U.S. Treasury bills of $12,580,431. Net cash provided by financing activities increased by $14,579,509 to $17,154,909 for the three months ended March 31, 2000 from $2,575,400 in the comparable three month period in 1999. Capital has been provided by the exercise of options and warrants and collection on the remaining proceeds from the public placement of the Company's Class A common stock on the Alternative Investment Market in the United Kingdom in December 1999.

As of March 31, 2000, other than general and administrative operating expenses, the Company had no material capital commitments through the end of this fiscal year. Management believes based upon its current business plan that the Company has enough cash to fund operations through at least the next twenty-four months. Long-term liquidity needs will depend upon the Company's ability to generate profits and rate of its expansion.

VARIABILITY OF RESULTS

The Company anticipates that its future financial results will vary and losses will continue in the year 2000. This is the result of the start-up and uncertain nature of the Company's websites and online transaction joint ventures.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 18, 2000, in connection with the content supply agreement entered into on September 10, 1999, with World Online, the Company granted eighteen month warrants to purchase 16,667 shares of the Company's common stock at $11.00 per share. These warrants vest immediately and were valued at $5.54 using the Black-Scholes pricing model.

On February 25, 2000, in connection with the acquisition of SOL BORS, the Company issued 318,866 shares of common stock at a value of $28.225 per share.

On March 3, 2000, the Company acquired Cyberwolf Limited, and issued 26,352 common shares valued at $34.75 per share.

On March 30, 2000, in connection with the exercise of the Telescan option, the Company issued 2,439,014 shares of the Company's common stock at a price of $12.00 per share.

All of the above securities were issued in transactions exempt from registration by virtue of Section 4(2) of the Securities Act of 1933 as amended.

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

                          GLOBALNET FINANCIAL.COM, INC.

Date: May 15, 2000                          BY: /S/ STANLEY HOLLANDER
                                               ---------------------------------
                                                Stanley Hollander
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer

Date: May 15, 2000                          BY: /S/ MICHAEL S. JACOBS
                                               ---------------------------------
                                                Michael S. Jacobs
                                                Chief Financial Officer,
                                                Secretary and Treasurer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
  27                    Financial Data Schedule