Form 10QSB
period 2000-06-30
GLOBALNET FINANCIAL COM INC
filed 2000-08-14
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF AUGUST 4, 2000 WAS AS FOLLOWS: 16,196,214 SHARES OF COMMON STOCK AND 34,225,000 SHARES OF CLASS A COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES [ ] NO [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2000              1999
                                                                              -------------     -------------
                                                                               (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                     $  49,945,480     $  44,523,090
Certificates of deposit and U.S. treasury bills                                   6,694,425        24,418,038
Restricted cash                                                                   2,308,185           106,597
Offering proceeds subsequently collected                                                            8,139,739
Accounts receivable                                                                 956,606           480,788
Due from affiliates                                                                 222,871           435,617
Securities owned at market value                                                  7,039,800         1,211,954
Securities not readily marketable, at fair value                                  5,831,246        14,559,866
Prepaid expenses and other current assets                                         1,687,022           503,994
                                                                              -------------     -------------
                  Total Current Assets                                           74,685,635        94,379,683

Equity in unconsolidated companies and joint ventures                            53,709,703        21,988,559
Investments                                                                         918,580           918,580
Licensing and promotion agreements, net of accumulated
     amortization of $2,055,245 and $850,327                                      2,249,318         1,973,362
Other assets                                                                        253,135           613,895
Fixed assets, net of accumulated depreciation of $417,831 and $186,047            2,603,626           560,571
Goodwill, net of accumulated amortization of $653,224 and $10,469                14,589,282           258,180
                                                                              -------------     -------------
                  Total                                                       $ 149,009,279     $ 120,692,830
                                                                              =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                         $   3,345,100     $   1,848,439
Due to affiliate                                                                     75,500           186,300
Dividends payable - preferred stockholders                                                             38,154
                                                                              -------------     -------------
                  Total Current Liabilities                                       3,420,600         2,072,893
                                                                              -------------     -------------
Noncurrent liability                                                                772,666

Minority interest in consolidated subsidiaries                                    2,606,001            19,269

Commitments and contingencies

Stockholders' equity:
Preferred Stock - $.001 par value; 20,000,000 shares
     authorized, none outstanding
Class A common stock - $.001 par value;
     50,000,000 shares authorized, 34,225,000 and 32,725,000 outstanding
     as of 6/30/00 and 12/31/99, respectively                                        34,225            32,725
Class B Common Stock - $.001 par value; 25,000,000
     authorized, none outstanding
Common Stock - $.001 par value, 50,000,000
     shares authorized; 14,732,047 and 11,818,112 issued
     as of 6/30/00 and 12/31/99, respectively                                        14,732            11,818
Additional paid in capital                                                      206,719,917       146,640,481
Accumulated deficit                                                             (46,447,693)      (24,657,378)
Unearned compensatory and licensing costs                                        (9,980,004)       (7,898,965)
Accumulated other comprehensive income (loss)                                    (8,008,207)        4,650,070
Subscription receivable                                                             (92,958)         (148,083)
Treasury stock, at cost, 2,500 common shares                                        (30,000)          (30,000)
                                                                              -------------     -------------
Total Stockholders' Equity                                                      142,210,012       118,600,668
                                                                              -------------     -------------
     Total                                                                    $ 149,009,279     $ 120,692,830
                                                                              =============     =============

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 2000     JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                       -------------     -------------    -------------    -------------
OPERATING REVENUE:
Commission income                                       $     66,226               --     $    562,851               --
Advertising revenue                                          257,860     $     33,318          466,607     $     53,335
Subscription revenue                                         169,265               --          262,211               --
Private placement fees                                       264,800          387,482          264,800          387,482
Other revenue                                                 38,140               --           69,202               --
                                                        ------------     ------------     ------------     ------------
Total operating revenue                                      796,291          420,800        1,625,671          440,817

OPERATING EXPENSES:
Cost of advertising revenue                                  138,955           21,787          225,574           21,787
Commission expense                                            42,942          175,000          219,829          175,000
General and administrative expenses                        8,786,611        1,838,898       16,071,831        3,184,494
Non-cash compensatory and licensing expenses               3,534,241        3,685,188        5,694,797        4,381,521
Depreciation and amortization                              1,248,471          273,750        2,105,107          455,772
                                                        ------------     ------------     ------------     ------------
Total operating expenses                                  13,751,220        5,994,623       24,317,138        8,218,574

Operating loss                                           (12,954,929)      (5,573,823)     (22,691,467)      (7,777,757)

OTHER INCOME (EXPENSE):
Interest income                                              841,996          132,359        1,750,964          143,777
Net realized and unrealized gains (losses) on
   marketable and not readily marketable
   securities                                             (1,053,629)       1,032,148         (608,517)       1,226,679
Equity in losses of unconsolidated
    companies and joint ventures                          (2,881,230)              --         (275,518)              --
Minority interest in losses of
    consolidated subsidiary                                   14,954               --           34,223               --
                                                        ------------     ------------     ------------     ------------
Total other income (expense)                              (3,077,909)       1,164,507          901,152        1,370,456
                                                        ------------     ------------     ------------     ------------
Net loss                                                $(16,032,838)    $ (4,409,316)    $(21,790,315)    $ (6,407,301)
                                                        ============     ============     ============     ============
Basic and diluted loss per share                        $      (0.89)    $      (0.44)    $      (1.29)    $      (0.72)
                                                        ============     ============     ============     ============
Weighted average common shares outstanding
     basic and diluted                                    18,082,433        9,913,827       16,898,930        8,887,443
                                                        ------------     ------------     ------------     ------------

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                         JUNE 30, 2000    JUNE 30, 1999
                                                                                         -------------    -------------
Cash flows from operating activities:
           Net loss                                                                      $(21,790,315)    $ (6,407,301)
           Adjustments to reconcile net loss to net cash used in
               operating activities:
                   Depreciation and amortization                                            2,105,107          455,772
                   Equity in losses of unconsolidated companies and joint ventures            275,518               --
                   Minority interest in losses of consolidated subsidiaries                   (34,223)              --
                   Realized gains on sales of securities                                           --         (312,999)
                   Change in unrealized (appreciation) depreciation of securities             608,517         (913,680)
                   Compensation to consultants paid with stock, options and warrants        5,694,797        4,381,521
                   Receipt of securities in payment of fees                                  (187,500)              --
                   Other items                                                                 15,568           52,781
                   Changes in:
                         Accounts receivable and due from affiliates                           22,998          (29,471)
                         Prepaid expenses and other current assets                         (1,151,406)        (840,919)
                         Licensing and other assets                                        (1,120,112)      (1,419,987)
                         Accounts payable and accrued expenses                               (297,120)         205,865
                         Deferred revenue                                                          --           16,950
                                                                                         ------------     ------------
                               Net cash used in operating activities                      (15,858,171)      (4,811,468)

Cash flows from investing activities:
           Additions to fixed assets                                                       (2,305,858)        (179,174)
           Proceeds from sale of securities                                                        --          433,055
           Collection on certificates of deposits and U.S. treasury bills                  14,914,586               --
           Investment in restricted cash                                                   (2,201,588)            (446)
           Investment in securities                                                        (7,178,692)        (180,000)
           Investment in unconsolidated companies and joint ventures                       (8,577,249)              --
           Acquisition of subsidiaries, net of $2,735,747 cash received                    (4,523,091)           6,473
           Other items                                                                        106,500               --
                                                                                         ------------     ------------
                               Net cash (used in) provided by investing activities         (9,765,392)          79,908

Cash flows from financing activities:
           Proceeds from the issuance of common stock                                              --       24,237,736
           Proceeds from the exercise of options and warrants                              22,889,243        2,000,000
           Collection of Class A common stock offering proceeds                             8,139,739               --
           Dividends paid                                                                     (38,154)        (572,625)
           Collection of subscription receivable                                               55,125               --
                                                                                         ------------     ------------
                               Net cash provided by financing activities                   31,045,953       25,665,111

Net increase in cash and cash equivalents                                                   5,422,390       20,933,551
Cash and cash equivalents at beginning of period                                           44,523,090        1,941,774
                                                                                         ------------     ------------
Cash and cash equivalents at end of period                                               $ 49,945,480     $ 22,875,325
                                                                                         ============     ============
Supplemental disclosures of non-cash transactions:

Common stock issued to acquire securities                                                          --     $  9,333,125
Common stock issued to settle debt                                                                 --          326,563
Issuance of Common stock for acquisitions                                                $  6,208,138               --
Current and long-term liabilities for acquisitions                                          1,545,332               --
Gains on equity investees' capital                                                         23,460,636               --
Note due from affiliate for sale of fixed assets                                               67,804               --

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

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

Certain amounts in 1999 have been reclassified to conform to the 2000 presentation. During the quarter ended June 30, 2000, management has determined that a more meaningful presentation consistent with its current strategy is to show certain revenue and expense categories as components of non-operating income (expense) for the three and six months ended June 30, 2000, as well as the comparable prior year period.

(2)      BUSINESS SEGMENTS

The Company and its subsidiaries have three reportable segments. The Company operates Internet websites, broker/dealers, including an online trading company and has a corporate administration function. The Company's Internet websites provide comprehensive, internet-based electronic publishing of unique financial content and services. The Company's broker/dealers segment consists of online trading execution and mutual fund participation operations, as well as placement agents in private financings and financial consulting to various companies.

Information with respect to the Company's reportable segments follows:

                                                                          THREE MONTHS ENDED JUNE 30, 2000
                                                                          --------------------------------
                                                           CORPORATE       BROKER/DEALERS      INTERNET             TOTAL
                                                         -------------     --------------    -------------        ----------
Revenues from external customers                                           $     342,088     $     454,203     $     796,291
Interest income                                          $     791,016             7,069            43,911           841,996
Depreciation and amortization                                1,114,424            10,876           123,171         1,248,471
Equity in loss of unconsolidated companies                   2,875,058                               6,172         2,881,230
Segment loss                                                (9,752,514)       (1,237,671)       (5,042,652)      (16,032,838)
SIGNIFICANT NONCASH ITEMS:
   Unrealized depreciation of securities                   (10,616,226)       (1,053,629)                        (11,669,855)
   Compensation paid with stock, warrants and options        3,534,241                                             3,534,241
Segment assets                                             133,530,883         7,320,379         8,158,017       149,009,279
Expenditures for long-lived assets                             366,927            34,224           350,060           751,211
                                                                          THREE MONTHS ENDED JUNE 30, 1999
                                                                          --------------------------------
                                                           CORPORATE       BROKER/DEALERS      INTERNET             TOTAL
                                                         -------------     --------------    -------------        ----------
Revenues from external customers                                           $     387,482     $      33,318     $     420,800
Interest income                                          $     128,155             2,011             2,193           132,359
Depreciation and amortization                                   60,371             5,034           208,345           273,750
Segment (loss) income                                       (4,076,805)        1,071,689        (1,404,200)       (4,409,316)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation of securities                     3,883,548           719,149                           4,602,697
   Compensation paid with stock, warrants and options        3,685,188                                             3,685,188
Segment assets                                              38,250,962         2,414,027           496,566        41,161,555
Expenditures for long-lived assets                              57,697                              21,912            79,609

                                                                           SIX MONTHS ENDED JUNE 30, 2000
                                                                           ------------------------------
                                                           CORPORATE       BROKER/DEALERS      INTERNET             TOTAL
                                                         -------------     --------------    -------------        ----------
Revenues from external customers                                           $     842,412     $     783,259     $   1,625,671
Interest income                                          $   1,663,883            24,741            62,340         1,750,964
Depreciation and amortization                                1,867,689            10,876           226,542         2,105,107
Equity in loss of unconsolidated companies                     241,521                              33,997           275,518
Segment loss                                               (11,325,448)       (1,185,971)       (9,278,896)      (21,790,315)
SIGNIFICANT NONCASH ITEMS:
   Unrealized depreciation of securities                    (9,658,449)         (608,517)                        (10,266,966)
   Compensation paid with stock, warrants and options        5,694,797                                             5,694,797
Segment assets                                             133,530,883         7,320,379         8,158,017       149,009,279
Expenditures for long-lived assets                             470,840            78,822         1,756,196         2,305,858
                                                                           SIX MONTHS ENDED JUNE 30, 1999
                                                                           ------------------------------
                                                           CORPORATE       BROKER/DEALERS      INTERNET             TOTAL
                                                         -------------     --------------    -------------        ----------
Revenues from external customers                                           $     387,482     $      53,335     $     440,817
Interest income                                          $     138,631             2,953             2,193           143,777
Depreciation and amortization                                  110,767            10,067           334,938           455,772
Segment (loss) income                                       (5,085,654)        1,139,823        (2,461,470)       (6,407,301)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation of securities                     4,008,798           913,680                           4,922,478
   Compensation paid with stock, warrants and options        4,381,521                                             4,381,521
Segment assets                                              38,250,962         2,414,027           496,566        41,161,555
Expenditures for long-lived assets                              57,697                             121,477           179,174

The Company's geographic data is as follows:

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                           ------------------               ----------------
                                     JUNE 30,2000     JUNE 30,1999     JUNE 30,2000     JUNE 30,1999
                                     ------------     ------------     ------------     ------------
Revenues from external customers:
  United States                      $    345,920     $    387,532     $    852,632     $    407,549
  Europe                                  450,371           33,268          773,039           33,268
                                     ------------     ------------     ------------     ------------
                                     $    796,291     $    420,800     $  1,625,671     $    440,817
                                     ============     ============     ============     ============
Segment (loss) income:
  United States                      $(12,401,348)    $ (4,424,906)    $(15,577,457)    $ (6,422,891)
  Europe                               (3,631,490)          15,590       (6,212,858)          15,590
                                     ------------     ------------     ------------     ------------
                                     $(16,032,838)    $ (4,409,316)    ($21,790,315)    $ (6,407,301)
                                     ============     ============     ============     ============
                                             JUNE 30,2000
                                             ------------
Segment assets:
  United States                              $134,718,468
  Europe                                       14,290,811
                                             ------------
                                             $149,009,279
                                             ============
Fixed assets, net
  United States                              $    438,335
  Europe                                        2,165,291
                                             ------------
                                             $  2,603,626
                                             ============

(3)      COMPREHENSIVE LOSS

The following table sets forth the computation of comprehensive loss:

                                                    FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                    --------------------------         ------------------------
                                                  JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                  -------------    -------------    -------------    -------------
Net loss                                          $(16,032,838)    $ (4,409,316)    $(21,790,315)    $ (6,407,301)
Unrealized gains (losses) on securities
  available for sale:
   Change in unrealized gains (losses)             (10,616,226)       3,956,517       (9,658,449)       4,081,767
   Less: reclassification adjustment for gains
           realized in net income                           --          (72,969)              --          (72,969)
                                                  ------------     ------------     ------------     ------------
                                                   (10,616,226)       3,883,548       (9,658,449)       4,008,798

      Foreign currency translation adjustments      (2,107,400)              --       (2,999,828)              --
                                                  ------------     ------------     ------------     ------------
Other comprehensive income (loss)                  (12,723,626)       3,883,548      (12,658,277)       4,008,798
                                                  ------------     ------------     ------------     ------------
Total comprehensive loss                          $(28,756,464)    $   (525,768)    $(34,448,592)    $ (2,398,503)
                                                  ============     ============     ============     ============

(4)      VALUATION OF SECURITIES

Investments in companies that GLBN owns less than a 20% interest are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date.

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

Unrealized gains and losses on securities held by the broker/dealers are recognized as operating income or loss in the statement of operations. Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price. Securities that do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation.

Included in securities owned at market is the common stock of Telescan, Inc., a public company subject to the reporting requirements of the U.S. Securities and Exchange Commission. The carrying amount of the investment in Telescan, Inc. at June 30, 2000 was $3,985,313.

(5)      EQUITY INVESTMENTS

On February 1, 2000, the Company contributed 2.5 million Canadian dollars or $1.7 million for its 50% equity interest in Canada Invest Holdings, a holding company which owns a registered securities dealer, Canada Direct, and a financial website company, Canada-iNvest.com. Canada- Invest was created as a result of the joint venture agreement dated June 25, 1999 between the Company and National Bank Financial.

In March 2000, the Company created Global EuroNet Group, Inc. ("GEN"), a digital commerce investment and operating company. The Company invested $3.2 million for 2,895,000 shares or approximately 25% of GEN. GEN raised an additional $43.2 million in equity capital contributed by successful digital commerce, Internet, industrial and financial concerns and entrepreneurs from North America, the United Kingdom and Europe for which the Company recorded a gain of approximately $7.8 million on its 23.6% equity interest as of June 30, 2000.

In January and March 2000, the Company contributed an additional $2.6 million (or 1.7 million British pounds) to GlobeNet Direct.com, Limited, a company offering online trading of United Kingdom securities through its platform www.StockAcademy.com in full consideration of the Company's 33.3% equity interest.

In May 2000, the Company contributed an additional $1.0 million to MatchbookFX Holdings, Inc. (formerly MatchbookFX, LLC) and was issued shares of preferred stock that will be redeemed upon subsequent third party financing.

In May 2000, the Company entered into an agreement with EO plc ("EO"), an internet company in the United Kingdom focusing on the distribution of new equity securities (IPOs) and securities of unlisted companies seeking new capital to retail investors, which granted the Company the option to increase its current interest from 8% to 29.9% of EO through a share swap. Following EO's recent private placement in July 2000, it is expected that the Company will issue EO approximately 800,000 shares of common stock as part of the deal. As of June 30, 2000, included in securities not readily marketable was the Company's investment in EO totaling $3.2 million.

(6)      STOCKHOLDER EQUITY TRANSACTIONS DURING THE SIX MONTHS ENDED
         JUNE 30, 2000

On January 18, 2000, the Company granted additional eighteen month warrants to World Online to purchase 16,667 shares of the Company's common stock at $11.00 per share upon the launch of the first finance channel under the content supply agreement entered into on September 10, 1999. These warrants which vest immediately, were valued at their fair market value of $5.54 using the Black-Scholes pricing model with the following assumptions: interest rate of 6.12%, dividend yield of 0%, volatility factor of 1.05 and an average expected life of 1.5 years. The Company is amortizing the value of $92,335 to non-cash licensing expense over the term of the agreement.

On February 25, 2000, in addition to the acquisition of SOL Bors by the Company (see Note 7 below), the Company entered into an online distribution agreement with Scandinavia Online ("SOL"). Under the agreement, the Company became the owner and the exclusive provider of comprehensive finance channels within the SOL Internet portals in Scandinavia and has exclusive rights to finance transaction businesses to be offered within the SOL Internet portals. In exchange for such rights, the Company agreed to pay a total of $7.5 million in cash and common stock to the three telecommunications and media companies that own Scandinavia Online in Norway, Denmark and Sweden. At closing, 159,433 shares of common stock were issued at a value of $28.225 per share, or $4.5 million, and recorded as unearned compensatory costs which will be amortized over the term of the agreement. Cash consideration up to $3.0 million is to be paid upon certain review dates related to the launch of websites under the terms of the agreements.

On March 30, 2000, Telescan exercised its option to increase its ownership in the Company to 19.9% of the then outstanding common and Class A common equivalent shares by acquiring 2,439,014 shares of the Company's common stock at a price of $12.00 per share. Telescan purchased 1,782,684 shares for $21,392,205 in cash and acquired 656,330 shares through a cashless exercise of 986,212 options, for which 329,882 options at a price of $35.875 were given up in consideration for these shares. Fees of $250,000 were paid to a consultant in connection with the funding of this transaction.

During the six months ended June 30, 2000, 234,516 shares of common stock were issued upon the exercise of options and warrants previously granted to various consultants resulting in net proceeds of $1.5 million.

(7)      ACQUISITIONS

On February 15, 2000, the Company acquired SOL Bors AS ("SOL Bors"), a company that owns financial websites in Norway, for $7.5 million in cash and common stock. As part of the purchase price, the Company issued 159,433 common shares valued at $4.5 million. The acquisition was accounted for under the purchase method. The purchase price was allocated based on the estimated fair value of net tangible assets acquired, which was approximately $44,000 at date of purchase. SOL Bors results of operations were not material prior to acquisition. The excess of purchase price over these net assets, approximately $7.7 million, has been recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life.

On March 3, 2000, the Company acquired Cyberwolf Limited, a start-up developer of websites and e-business systems in the United Kingdom, for 1.623 million British pounds or $2.6 million. As consideration, the Company paid $157,000, issued 26,352 common shares and recorded a liability to pay the remaining purchase price in increments of 22,235 shares of common stock on each of the first and second anniversaries of the acquisition date, valued at approximately $916,000 and $1.5 million, respectively, calculated at a price of $34.75 per common share. The consideration of $2.6 million was preliminarily allocated to tradename and workforce in place as no other significant separately identifiable tangible or intangible assets were acquired. This amount is being amortized on a straight-line basis over its estimated useful life.

On June 14, 2000, the Company acquired a 50.1% interest in Investment Funds Direct Holdings Limited ("IFDH"), a holding company that owns Investment Funds Direct Limited ("IFDL"), an online seller of participations in managed funds in the United Kingdom, for $4.0 million in cash and the issuance of 43,770 common shares of the Company valued at approximately $752,000. The acquisition was accounted for under the purchase method. The purchase price was allocated based on the estimated fair value of net tangible assets acquired, which was approximately $2.6 million at date of purchase. IFDL's results of operations were not material prior to acquisition. The excess of purchase price over these net assets, approximately $4.6 million, has been recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life. The Company and Farlake Group plc, IFDH's other shareholder, are required to contribute pro rata up to approximately $12.6 million for new deferred shares in IFDH, as and when determined by the Board of IFDH, to finance working capital over the next twelve months. These deferred shares shall carry no voting or dividend rights and shall only participate on a return of capital in accordance with the terms of the agreement.

(8)      COMMITMENTS AND CONTINGENCIES

In 1999, the Company issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of an affiliate. The letter of credit is secured by a money market account.

In April 2000, the Company issued a letter of credit in the amount of $441,745 to secure future rent payments at a new office in Los Angeles, California. The letter of credit is secured by a certificate of deposit.

In May 2000, the Company issued a letter of credit in the amount of $1,735,425 to secure future rent payments at office space in New York, New York. The Company anticipates subleasing portions of the office space to affiliates and other third parties. The letter of credit is secured by a certificate of deposit.

In 1999, International Capital Growth ("ICG"), a subsidiary of the Company, was served with a complaint, in which ICG was named as a co-defendant in a lawsuit alleging damages of approximately $1,000,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in a company called Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. ICG and its co-defendants filed a motion for summary judgment which was heard by the court on October 21, 1999. On June 28, 2000, the court issued a Memorandum of Decision granting the motion for summary judgment and dismissing the plaintiffs' complaints against all defendants. Plaintiffs have indicated that they are likely to take an appeal. Given the court's decision, management believes it appropriate that no provision be made in the accompanying financial statements for any potential liability.

(9)           SUBSEQUENT EVENTS

On August 1, 2000, the Company acquired 100% of the outstanding common stock of Dalton Kent Securities Group, Inc. ("Dalton Kent"), a full service broker dealer offering stocks, bonds, options and mutual funds catering to both United States (U.S.) and non-U.S. investors. As consideration, the Company issued 1.45 million common shares valued at fair market value of $14.00 per share with an aggregate value of $20.3 million. The acquisition will be accounted for under the purchase method. The purchase price will be allocated based on the estimated fair value of net tangible assets acquired, which was approximately $2.1 million at date of purchase. The excess of purchase price over these net assets, approximately $18.2 million, will be recorded as goodwill and amortized on a straight-line basis over its estimated useful life. The transaction is subject to NASD approval as a change in control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GlobalNetFinancial.com, Inc. (the "Company" or "GlobalNetFinancial") is a rapidly expanding international financial portal providing online financial news, investment tools and transaction services. The Company is developing a global network of country-centric financial content websites in local market language as well as a network of transaction execution platforms, in order to position itself as an international financial services provider. The Company's business model is to capture traffic for its financial content sites as a result of partnering with leading Internet players and then to drive visitors from its highly trafficked financial content websites to its network of transaction execution platforms in which it maintains substantial ownership interests. In this manner, the Company seeks to dramatically reduce its user and account acquisition costs.

The Company conducts its financial content operations predominantly as the exclusive provider of financial content and in certain cases the exclusive provider of financial services for leading Internet Service Providers ("ISP's") and portals. These services are provided by the Company as the "Money Channel" for the ISP or portal. As a result, when a user clicks on the "Money" button on a host ISP's or portal's home page, the user is linked to the Company's website. The Company provides Money Channel services to Freeserve plc, the United Kingdom's leading ISP, World Online, the largest pan-European ISP and portal and Scandinavia OnLine, the dominant consumer Internet portal across Scandinavia. The Company currently operates, directly or through joint ventures, financial content websites focusing on the financial markets of the United Kingdom, the United States, Italy, Canada, France, Denmark, Holland, Scandinavia, Germany and Spain.

The Company has recently expanded the distribution of its content and execution platforms to include broadband, television and mobile phone Wireless Application Protocol ("WAP") access. The Company has entered into agreements to provide financial news, content and e-finance commerce platforms, including online trading, to British Telecommunication's network of WAP mobile phone users, as well as to BTopenworld, BT's mass market broadband portal and high speed ADSL Internet service. In addition, the Company recently entered into an agreement with Telewest Flextech plc ("Telewest"), a leading provider of cable telecommunications and television services for homes and businesses in the United Kingdom to provide financial news, interactive content and e-finance commerce platforms on six channels via digital television to Telewest's network of broadband and cable subscribers. UK-Invest.com was launched as the first interactive financial channel on Telewest's digital television service.

The traffic on the Company's financial content websites for the second and first quarter of 2000 and the fourth quarter of 1999 was as follows:

                                Q2 2000            Q1 2000             Q4 1999
                                -------            -------             -------
Page Views                     44,129,190         57,542,323          26,394,897

During the first quarter of 2000, the Company launched Neder-iNvest.com, Danmark-iNvest.com and France-iNvest.com. During the second quarter of 2000, the Company launched Deutscher-Finanzmarkt.com, Espana-iNvest.com and Canada-iNvest.com with its 50% partner, National Bank Financial. The overall page view decline in the second quarter is consistent in management's view with the experiences of other industry participants and the result of corrections in the world markets leading to reduced demand for financial content.

The Company's websites are designed to generate online trading of securities and other investment products. The Company has substantial equity interests in an international network of online transaction businesses, including online trading for North American and European stocks, foreign exchange and other financial services, such as insurance. The Company has launched www.GlobalNeTrader.com, its platform for the online trading of U.S. securities, www.Matchbookfx.com for global foreign exchange trading, www.InsuranceWide.com, offering a full spectrum of insurance products in the United Kingdom, and www.StockAcademy.com, its platform for the online trading of United Kingdom securities. The Company is currently developing additional websites and online trading platforms.

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

Management believes that the opportunities open to the Company are driven by the following principal factors:

o an anticipated continued rapid growth in usage of the Internet nationally and internationally;

o an increasing acceptance of the Internet as a secure medium through which to conduct e-commerce.

o an increasing world-wide demand for financial news, information and investment tools; and

o the positioning of the Company to capitalize upon the anticipated growth in the number of online financial transactions in the United Kingdom and continental Europe.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO
                        THREE MONTHS ENDED JUNE 30, 1999

OPERATING REVENUE

Commission income increased by $66,226 or 100% for the three months ended June 30, 2000 from $0 for the comparable period a year earlier. This source of revenue is from the Company's broker/dealer subsidiary, GlobalNet Securities, Corp., which the Company acquired in the fourth quarter of 1999. Advertising revenue from the Company's financial content websites increased by $224,543 or 674% to $257,860 for the three months ended June 30, 2000 from $33,318 for the comparable prior year period. Advertising revenue primarily relates to the Company's UK-iNvest.com website. No significant advertising revenue has yet to be generated from the Company's other websites. Subscription revenue increased to $169,265 or 100% from $0 in the comparable period in 1999 due to subscription services on the Company's new Norwegian website. The Company anticipates offering subscription services on its other websites in the future. Other revenue increased by $38,140 or 100% as compared to $0 in the comparable period in the prior year. Other revenue primarily relates to fees from the sale of broadcast real time information on the Company's websites.

OPERATING EXPENSES

Cost of advertising revenue increased by $117,168 or 538% to $138,955 for the three months ended June 30, 2000 from $21,787 for the comparable three months ended June 30, 1999, corresponding to the increase in advertising revenue in the current year. Commission expense decreased by $132,058 or 75% to $42,942 for the three months ended June 30, 2000 from $175,000 for the comparable period primarily due to the decline in private placement fee revenue in the current year.

General and administrative expenses increased by $6,947,713 or 378% to $8,786,611 for the three months ended June 30, 2000 compared to $1,838,898 during the same three month period in 1999. This increase is primarily attributable to an increase in employee salary and benefits associated with the increase in the number of employees, increased rent expense related to the Company's expanded office space in both the United States and Europe, advertising and promotional costs, content and webserver hosting costs and professional and legal fees incurred in setting up the Company's websites throughout Europe and joint ventures with various strategic partners in the United States, United Kingdom and Europe. During the three months ended June 30, 2000, the Company opened offices and hired staff for new websites launched in Germany and Spain which contributed to the increase in general and administrative costs.

Non-cash compensatory and licensing expense decreased by $150,947 or 4% to $3,534,241 during the three months ended June 30, 2000 compared to $3,685,188 during the three month period ending June 30, 1999. Depreciation and amortization expense increased by $974,721 or 356% to $1,248,471 during the three months ended June 30, 2000 compared to $273,750 during the same three month period in 1999. The increase is due to the amortization of the Company's licensing and promotion agreements as well as goodwill amortization from the Company's acquisitions in 2000.

NON-OPERATING ITEMS

Interest income increased by $709,637 or 536% to $841,996 as compared to $132,359 during the same quarter in 1999, due to higher cash balances and certificates of deposit accounts in the current year compared to 1999.

Net realized and unrealized losses on marketable and not readily marketable securities of $1,053,629 for the quarter ending June 30, 2000, decreased by $2,085,777 or 202%, compared to a gain of $1,032,148 during the same period in 1999. This decrease was related to unrealized losses the Company's broker/dealer portfolio of securities during the second quarter of 2000 compared to the second quarter of 1999.

Equity in losses of unconsolidated companies and joint ventures increased by $2,881,230 or 100% for the three months ended June 30, 2000, from $0 for the comparable quarter in 1999. The Company's equity losses for the three months ended June 30, 2000 are primarily due to unrealized losses from NewMedia Spark's portfolio of investments during the quarter ended June 30, 2000 as well as losses from the Company's execution platform and financial website equity joint ventures.

NET LOSS

The Company's net loss for the three months ended June 30, 2000 increased by $11,623,522 or 2,636% from a net loss of $4,409,316 for the three months ended June 30, 1999 to a net loss of $16,032,838 for the three months ended June 30, 2000. This increase was due to the increased operating costs related to the Company's rapidly expanding financial Internet content and transaction execution businesses.

                 COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO
                         SIX MONTHS ENDED JUNE 30, 1999

OPERATING REVENUE

Commission income increased by $562,851 or 100% for the six months ended June 30, 2000 from $0 for the comparable period a year earlier. This source of revenue increased over the prior year due to the implementation of online trading platforms in the current year. Advertising revenue increased by $413,272 or 775% to $466,607 for the six months ended June 30, 2000 from $53,335 for the comparable period a year earlier. Advertising revenue primarily relates to the Company's UK-iNvest.com website which was launched during the second quarter of 1999. Subscription revenue increased to $262,211 or 100% for the six months ended June 30, 2000 from $0 for the comparable prior year period due to subscription services on the Company's new Norwegian website. Private placement fees decreased by $122,682 or 32% to $264,800 from $387,482 for the six month period in the prior year due to the de-emphasis on investment banking.

OPERATING EXPENSES

Cost of advertising revenue increased by $203,787 or 935% to $225,574 for the six months ended June 30, 2000 from $21,787 for the comparable period in 1999 due to the corresponding increase in advertising revenue. Commission expense increased by $44,829 or 26% to $219,829 for the six months ended June 30, 2000 from $175,000 for the comparable period.

General and administrative expenses increased by $12,887,337 or 405% to $16,071,831 for the six months ended June 30, 2000 compared to $3,184,494 for the same period in 1999. This increase is primarily attributable to an increase in employee salary and benefits associated with the increase in the number of employees, increased rent expense related to the Company's expanded office space in both the United States and Europe, advertising and promotional costs, content and webserver hosting costs and professional and legal fees incurred in setting up the Company's websites throughout Europe and joint ventures with various strategic partners in the United States, United Kingdom and Europe.

Non-cash compensatory and licensing expense increased by $1,313,276 or 30% to $5,694,797 during the six month period ended June 30, 2000 compared to $4,381,521 during the same period in 1999 primarily due to the issuance of stock, options and warrants to compensate some of its advisors and consultants and in connection with certain licensing agreements. Depreciation and amortization increased by $1,649,335 or 362% to $2,105,107 during the six months ended June 30, 2000 compared to $455,772 during the comparable period in 1999. This increase is primarily related to goodwill amortization and amortization of the Company's licensing and promotion agreements.

NON-OPERATING ITEMS

Interest income increased by $1,607,187 or 1,118% to $1,750,964 for the six months ended June 30, 2000 as compared to $143,777 during the comparable year-to-date period in 1999, due to higher cash balances and certificates of deposit accounts.

Net realized and unrealized losses on marketable and not readily marketable securities of $608,517 for the six months ending June 30, 2000, a decrease of $1,835,196 or 150%, compared to net gains of $1,226,679 during the same period in 1999. This decrease was primarily related to unrealized losses on the Company's broker/dealer portfolio of securities during the six months ended June 30, 2000 as compared to the prior year.

Equity in loss of unconsolidated companies and joint ventures increased to $275,518 or 100% for the six months ended June 30, 2000 from $0 for the comparable year-to-date period in 1999. The increase for the six months ended June 30, 2000 was due to losses from the various equity investments of $2.2 million, offset by earnings from NewMedia Spark and Synaptics totaling $1.9 million.


NET LOSS

The Company's net loss for the six months ended June 30, 2000 increased by $15,383,014 or 240% to a net loss of $21,790,315 for the six months ended June 30, 2000, from a net loss of $6,407,301 for the six months ended June 30, 1999. This increase was due to the increased operating costs related to the Company's rapidly expanding financial Internet content and transaction execution businesses.

LIQUIDITY AND CAPITAL RESOURCES

The implementation of the business plan is capital intensive as a result of the costs incurred in launching financial oriented sites in new countries. In order to reduce these costs, the Company seeks to partner with and receive investments from strategic investors.

Cash and cash equivalents, including certificates of deposit and United States treasury bills, totals $56,639,905 as of June 30, 2000. Net cash used in operating activities increased by $11,046,700 to $15,858,168 for the six months ended June 30, 2000 from $4,811,468 in the comparable six month period in 1999, due to lower earnings resulting from increased expenditures relating to the start-up costs for the Company's internet financial websites and online transactional activities. Net cash used in investing activities decreased by $9,845,300 from net cash provided of $79,908 for the six months ended June 30, 1999 to net cash used of $9,765,392 for the six months ended June 30, 2000. The increase was largely due to investments in unconsolidated companies and joint ventures totaling $8,577,249, investments in securities of $7,178,692 and the acquisition of SOL Bors, Cyberwolf and Funds Direct totaling $4,523,091, offset by the collection on certificates of deposit and U.S. Treasury bills of $14,914,586. Net cash provided by financing activities increased by $5,380,842 to $31,045,953 for the six months ended June 30, 2000 from $25,665,111 in the comparable six month period in 1999. Capital in the six months ended June 30, 2000 has been provided by the exercise of options and warrants totaling $22.9 million, including $21.4 million on the option exercise by Telescan, and collection of $8.1 million in remaining proceeds from the public offering of the Company's Class A common stock on the Alternative Investment Market in the United Kingdom.

As of June 30, 2000, the Company had no material capital commitments other than under the SOL distribution agreement which will require a portion of up to $3.0 million to become due upon certain review dates in 2001. Management believes based upon its current business plan that the Company has enough cash and marketable securities to fund operations through at least the next twenty-four months. Long-term liquidity needs will depend upon the Company's ability to generate profits and rate of its expansion.

VARIABILITY OF RESULTS

The Company anticipates that its losses will continue at least through the remainder of the year 2000 due to the continued costs of developing the Company's online businesses. The acquisition of Dalton Kent in August 2000 is expected to significantly increase operating revenue in the second half of the year. Commission income, although declining in the second quarter, is expected to grow within the near term as enhancements are made to the GlobalNetTrader.com product. However, the start-up and uncertain nature of the Company's websites and online transaction joint ventures makes it difficult to forecast when substantial revenues will be generated or when profitability will commence.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1999, International Capital Growth ("ICG"), a subsidiary of the Company, was served with a complaint, in which ICG was named as a co-defendant in a lawsuit alleging damages of approximately $1,000,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in a company called Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. ICG and its co-defendants filed a motion for summary judgment which was heard by the court on October 21, 1999. On June 28, 2000, the court issued a Memorandum of Decision granting the motion for summary judgment and dismissing the plaintiffs' complaints against all defendants. Plaintiffs have indicated that they are likely to take an appeal. Given the court's decision, management believes it appropriate that no provision be made in the accompanying financial statements for any potential liability.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 18, 2000, in connection with the content supply agreement entered into on September 10, 1999, with World Online, the Company granted eighteen month warrants to purchase 16,667 shares of the Company's common stock at $11.00 per share. These warrants vest immediately and were valued at $5.54 per share using the Black-Scholes pricing model.

On February 25, 2000, in connection with the acquisition of SOL BORS, the Company issued 318,866 shares of the Company's common stock at a value of $28.225 per share.

On March 3, 2000, the Company acquired Cyberwolf Limited, and issued 26,352 shares of the Company's common stock valued at $34.75 per share.

On March 30, 2000, in connection with the exercise of the Telescan option, the Company issued 2,439,014 shares of the Company's common stock at a price of $12.00 per share.

On June 14, 2000, in connection with the acquisition of Investment Funds Direct Holdings, the Company issued 43,770 shares of the Company's common stock to Doyne Investments Limited valued at $17.19 per share.

On August 1, 2000, in connection with the acquisition of Dalton Kent Securities Group, Inc., the Company issued 1,450,000 shares of the Company's common stock to various principals of Dalton Kent valued at $14.00 per share.

All of the above securities were issued in transactions exempt from registration by virtue of Section 4(2) of the Securities Act of 1933 as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS

                  27.1  Financial Data Schedule
                  27.2  Financial Data Schedule

         (B)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter for which this report was filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GLOBALNET FINANCIAL.COM, INC.

Date: August 11, 2000                      BY: /S/ STANLEY HOLLANDER
                                           -------------------------------------
                                           Stanley Hollander
                                           Chairman of the Board
                                           President and Chief Executive Officer

Date: August 11, 2000                      BY: /S/ RICHARD GUEST
                                           -------------------------------------
                                           Richard Guest
                                           Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
 27.1                   Financial Data Schedule
 27.2                   Financial Data Schedule