Form 10QSB
period 2000-09-30
GLOBALNET FINANCIAL COM INC
filed 2000-11-14
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT. FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 33-21443

                          GLOBALNET FINANCIAL.COM, INC.
                          -----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     06-1489574
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

           7284 W. PALMETTO PARK ROAD, SUITE 210, BOCA RATON, FL 33433
           --------------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

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

                                 YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF NOVEMBER 6, 2000 WAS AS FOLLOWS: 16,352,881 SHARES OF COMMON STOCK AND 34,225,000 SHARES OF CLASS A COMMON STOCK, CONVERTIBLE INTO 3,422,500 SHARES OF COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES [ ] NO [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                              2000                1999
                                                                                              ----                ----
                                                                                           (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                 $  45,653,784      $  44,523,090
Certificates of deposit and U.S. treasury bills                                               5,501,991         24,418,038
Restricted cash                                                                               2,119,637            106,597
Offering proceeds subsequently collected                                                                         8,139,739
Accounts receivable                                                                             633,028            480,788
Due from affiliates                                                                             451,662            435,617
Securities owned at market value                                                                610,990          1,211,954
Securities not readily marketable, at fair value                                                                14,559,866
Prepaid expenses and other current assets                                                     3,323,006            503,994
                                                                                          -------------      -------------
                  Total Current Assets                                                       58,294,098         94,379,683

Equity in unconsolidated companies and joint ventures                                        40,422,692         21,988,559
Investments - available for sale                                                             32,182,603            918,580
Licensing and promotion agreements, net of accumulated amortization of $3,452,984 and
$850,327                                                                                      1,245,578          1,973,362
Other assets                                                                                    301,697            613,895
Fixed assets, net of accumulated depreciation of $643,507 and $186,047                        3,104,608            560,571
Goodwill, net of accumulated amortization of $2,591,841 and $10,469                          31,556,609            258,180
                                                                                          -------------      -------------
                  Total                                                                   $ 167,107,885      $ 120,692,830
                                                                                          =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                                     $   6,051,114      $   1,848,439
Due to affiliate                                                                                 29,600            186,300
Dividends payable - preferred stockholders                                                                          38,154
                                                                                          -------------      -------------
                  Total Current Liabilities                                                   6,080,714          2,072,893
                                                                                          -------------      -------------
Noncurrent liability                                                                             34,413

Minority interest in consolidated subsidiaries                                                3,645,247             19,269

Commitments and contingencies

Stockholders' equity:
Preferred Stock - $.001 par value; 20,000,000 shares
     authorized, none outstanding
Class A common stock - $.001 par value;
     50,000,000 shares authorized, 34,225,000 and 32,725,000 outstanding
     as of 9/30/00 and 12/31/99, respectively                                                    34,225             32,725
Class B Common Stock - $.001 par value; 25,000,000
     authorized, none outstanding
Common Stock - $.001 par value, 50,000,000
     shares authorized; 16,352,881 and 11,818,112 issued
     as of 9/30/00 and 12/31/99, respectively                                                    16,353             11,818
Additional paid in capital                                                                  227,927,903        146,640,481
Common Stock payable                                                                         16,822,239
Accumulated deficit                                                                         (73,553,134)       (24,657,378)
Unearned compensatory and licensing costs                                                    (4,880,371)        (7,898,965)
Accumulated other comprehensive income (loss)                                                (5,339,182)         4,650,070
Subscription receivable                                                                         (32,958)          (148,083)
Treasury stock, at cost, 551,495 common shares                                               (3,647,564)           (30,000)
                                                                                          -------------      -------------
Total Stockholders' Equity                                                                  157,347,511        118,600,668
                                                                                          -------------      -------------
     Total                                                                                $ 167,107,885      $ 120,692,830
                                                                                          =============      =============

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                 SEPT. 30, 2000    SEPT. 30, 1999    SEPT. 30, 2000    SEPT. 30, 1999
                                                 --------------    --------------    --------------    --------------
OPERATING REVENUE:
Advertising revenue                               $    172,927      $    139,822      $    639,534      $    193,157
Subscription revenue                                   171,137                             433,348
Commission income                                    1,563,832                           2,126,683
Net gains on principal transactions                  1,032,315                           1,032,315
Private placement fees                                                   102,000           264,800           489,482
Other revenue                                          605,691                             674,893
                                                  ------------      ------------      ------------      ------------
Total operating revenue                              3,545,902           241,822         5,171,573           682,639

OPERATING EXPENSES:
Cost of advertising revenue                              6,905            75,462           232,479            97,249
Commission expense                                   1,102,397            42,000         1,322,226           217,000
General and administrative expenses                 19,421,223         4,553,671        41,187,851        12,119,686
Depreciation and amortization                        3,562,033           465,033         5,667,140           920,805
                                                  ------------      ------------      ------------      ------------
Total operating expenses                            24,092,558         5,136,166        48,409,696        13,354,740

Operating loss                                     (20,546,656)       (4,894,344)      (43,238,123)      (12,672,101)

OTHER INCOME (EXPENSE):
Interest income                                        767,884           165,107         2,518,848           308,884
Net realized and unrealized gains (losses) on
   investments                                      (5,966,654)           96,329        (6,575,171)        1,323,008
Equity in losses of unconsolidated
    companies and joint ventures                    (1,487,582)          (20,581)       (1,763,100)          (20,581)
Minority interest in losses of
    consolidated subsidiary                            127,567                             161,790
                                                  ------------      ------------      ------------      ------------
Total other income (expense)                        (6,558,785)          240,855        (5,657,633)        1,611,311
                                                  ------------      ------------      ------------      ------------
Net loss                                          $(27,105,441)     $ (4,653,489)     $(48,895,756)     $(11,060,790)
                                                  ============      ============      ============      ============
Basic and diluted loss per share                  $      (1.43)     $      (0.42)     $      (2.78)     $      (1.15)
                                                  ============      ============      ============      ============
Weighted average common shares outstanding
     basic and diluted                              18,931,353        11,178,466        17,576,405         9,618,480
                                                  ------------      ------------      ------------      ------------

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     NINE MONTHS ENDED
                                                                                              SEPT. 30, 2000    SEPT. 30, 1999
                                                                                              --------------    --------------
Cash flows from operating activities:
           Net loss                                                                            $(48,895,756)     $(11,060,790)
           Adjustments to reconcile net loss to net cash used in
               operating activities:
                         Depreciation and amortization                                            5,667,140           920,805
                         Equity in losses of unconsolidated companies and joint ventures          1,763,100            20,581
                         Minority interest in losses of consolidated subsidiaries                  (161,790)
                         Realized (gains) losses on sales of securities                           5,595,794          (953,760)
                         Change in unrealized (appreciation) depreciation of securities             979,377          (367,281)
                         Compensation to consultants paid with stock, options and warrants       12,958,102         5,600,995
                         Receipt of securities in payment of fees                                  (375,000)
                         Other items                                                                 15,568            92,752
                         Changes in:
                                      Accounts receivable and due from affiliates                    49,981          (459,846)
                                      Securities owned at market                                    391,346
                                      Prepaid expenses and other current assets                  (1,905,466)         (535,120)
                                      Licensing and other assets                                 (1,531,074)       (2,797,758)
                                      Accounts payable and accrued expenses                         532,551          (102,599)
                                      Deferred revenue                                                                 (5,000)
                                      Long term liabilities                                          34,413
                                                                                               ------------      ------------
                                                Net cash used in operating activities           (24,881,714)       (9,647,021)

Cash flows from investing activities:
           Additions to fixed assets                                                             (2,904,695)         (357,070)
           Proceeds from sale of securities                                                       3,720,097           522,437
           Collection on certificates of deposits and U.S. treasury bills                        18,916,047
           Investment in restricted cash                                                         (1,783,957)           (1,413)
           Investment in securities                                                              (7,178,692)         (180,000)
           Investment in unconsolidated companies and joint ventures                             (8,577,249)       (2,476,723)
           Acquisition of subsidiaries, net of $3,337,895 cash received                          (3,920,943)            6,473
           Other items                                                                              106,500          (457,000)
                                                                                               ------------      ------------
                                                Net cash used in investing activities            (1,622,892)       (2,943,296)

Cash flows from financing activities:
           Proceeds from the issuance of common stock                                                              24,237,736
           Proceeds from the exercise of options and warrants                                    23,094,477         2,600,000
           Collection of Class A common stock offering proceeds                                   8,139,739
           Dividends paid                                                                           (38,154)         (572,625)
           Collection of subscription receivable                                                    115,125
                                                                                               ------------      ------------
                                                Net cash provided by financing activities        31,311,187        26,265,111

Effect of exchange rate changes on cash                                                          (3,675,886)

Net increase in cash and cash equivalents                                                         1,130,694        13,674,794
Cash and cash equivalents at beginning of period                                                 44,523,090         1,941,774
                                                                                               ------------      ------------
Cash and cash equivalents at end of period                                                     $ 45,653,784      $ 15,616,568
                                                                                               ============      ============
Supplemental disclosures of non-cash transactions:

Common stock issued to acquire securities                                                                        $  9,333,125
Common stock issued to settle debt                                                                                    326,563
Issuance of Common stock for acquisitions                                                      $ 26,508,138
Common stock payable for acquisitions                                                             1,545,332
Common stock payable for equity investments                                                      15,276,907
Gains on equity investees' capital                                                               23,460,636
Current liability and share exchange to purchase treasury stock                                   3,617,564
Securities received for sale of fixed assets                                                         67,804

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

Net loss per share is based on the weighted average number of shares of Common Stock and Class A Common Stock outstanding during the year. Common stock equivalents representing options, warrants and contingently issuable shares have not been included as they would be antidilutive.

Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

(2)      FAILED ACQUISITION AND RELATED CHARGES

On August 17, 2000, the Company entered into a merger agreement with Telescan, Inc. ("Telescan"), an Internet services provider to financial and publishing industries, as well as providing proprietary analytics and content to investors. During the due diligence period, the companies determined that each of their strategies would be best served if pursued separately. On September 25, 2000, the Company signed a termination agreement with Telescan. As part of the termination agreement, the Company entered into a share exchange in which 272,500 shares of the Company's stock held by Telescan, valued at $2.0 million, were exchanged for 545,000 shares of Telescan held by the Company, for which the Company recorded a realized loss of $7.4 million. In addition, the Company purchased 276,495 shares of its Common stock from Telescan at $6.00 per share, valued at $1.66 million, and would pay $250,000 to cover some of Telescan's expenses associated with the merger. The common stock the Company purchased from Telescan is shown as treasury stock as of September 30, 2000 and the Company recorded a liability of $1.91 million for the shares and expenses that was subsequently paid. In addition, the Company expensed $1.1 million of acquisition costs and wrote-off $923,000 of non-cash compensatory costs related to the failed acquisition in September 2000.

(3)      RESTRUCTURING CHARGES

With the appointment of Tom Hodgson as the Company's new President and Chief Executive Officer ("CEO") on September 27, 2000, the Company set about a plan of restructuring the Company. As part of the restructuring plan, the former President and CEO remained Chairman of the Board of Directors, but as a non-employee director. In addition, several other positions in both the London and Los Angeles offices were terminated as the Company pursues a new operational structure to simplify the lines of business. As of September 30, 2000, the Company recorded approximately $1.4 million in restructuring charges related to termination payments to identified employees, as well as for executive leased office space in Los Angeles that the Company no longer needed.

(4)      BUSINESS SEGMENTS

The Company and its subsidiaries have three reportable segments. The Company operates Internet websites, broker/dealers, including an online trading company, and has a corporate administration function. The Company's Internet websites provide comprehensive, internet-based electronic publishing of unique financial content and services. The Company's broker/dealers segment consists of traditional and online securities sales, including equity securities, options and mutual funds as well as acting as placement agents in private placements, public offerings and providing financial advisory services.

Information with respect to the Company's reportable segments follows:

                                                                           THREE MONTHS ENDED SEPT. 30, 2000
                                                                           ---------------------------------
                                                              CORPORATE       BROKER/DEALERS        INTERNET             TOTAL
                                                            -------------     --------------      -------------      -------------
Revenues from external customers                            $     397,500      $   2,672,499      $     475,903      $   3,545,902
Interest income                                                   647,766             63,827             56,291            767,884
Depreciation and amortization                                   2,965,288            489,076            107,669          3,562,033
Equity in loss of unconsolidated companies                      1,473,642                                13,940          1,487,582
Segment loss                                                  (20,947,322)        (2,288,444)        (3,869,675)       (27,105,441)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation (depreciation) of securities         3,390,841           (370,860)                            3,019,981
   Compensation paid with stock, warrants and options           6,096,492          1,166,813                             7,263,305
Segment assets                                                134,237,338         27,469,885          5,400,662        167,107,885
Expenditures for long-lived assets                                366,508             84,659            147,670            598,837

                                                                           THREE MONTHS ENDED SEPT. 30, 1999
                                                                           ---------------------------------
                                                              CORPORATE       BROKER/DEALERS        INTERNET             TOTAL
                                                            -------------     --------------      -------------      -------------
Revenues from external customers                                               $     102,000      $     139,822      $     241,822
Interest income                                             $     154,351              8,255              2,501            165,107
Depreciation and amortization                                     356,741              4,110            104,182            465,033
Equity in loss of unconsolidated companies                         20,581                                                   20,581
Segment (loss) income                                          (2,463,298)           131,187         (2,321,378)        (4,653,489)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation (depreciation) of securities        (4,275,839)            40,080                             4,235,759
   Compensation paid with stock, warrants and options           1,219,474                                                1,219,474
Segment assets                                                 28,826,038          2,845,935          2,089,286         33,761,259
Expenditures for long-lived assets                                                                      177,896            177,896

                                                                            NINE MONTHS ENDED SEPT. 30, 2000
                                                                            --------------------------------
                                                              CORPORATE       BROKER/DEALERS        INTERNET             TOTAL
                                                            -------------     --------------      -------------      -------------
Revenues from external customers                            $     397,500      $   3,514,911      $   1,259,162      $   5,171,573
Interest income                                                 2,311,649             88,568            118,631          2,518,848
Depreciation and amortization                                   4,832,977            499,952            334,211          5,667,140
Equity in loss of unconsolidated companies                      1,715,163                                47,937          1,763,100
Segment loss                                                  (32,272,770)        (3,474,415)       (13,148,571)       (48,895,756)
SIGNIFICANT NONCASH ITEMS:
   Unrealized depreciation of securities                       (6,267,608)          (979,377)                           (7,246,985)
   Compensation paid with stock, warrants and options          11,791,289          1,166,813                            12,958,102
Segment assets                                                134,237,338         27,469,885          5,400,662        167,107,885
Expenditures for long-lived assets                                837,348            163,481          1,903,866          2,904,695

                                                                            NINE MONTHS ENDED SEPT. 30, 1999
                                                                            --------------------------------
                                                              CORPORATE       BROKER/DEALERS        INTERNET             TOTAL
                                                            -------------     --------------      -------------      -------------
Revenues from external customers                                               $     489,482      $     193,157      $     682,639
Interest income                                             $     292,982             11,208              4,694            308,884
Depreciation and amortization                                     467,508             14,177            439,120            920,805
Equity in loss of unconsolidated companies                         20,581                                                   20,581
Segment (loss) income                                          (7,548,951)         1,271,009         (4,782,848)       (11,060,790)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation (depreciation) of securities          (267,041)           953,760                               686,719
   Compensation paid with stock, warrants and options           5,600,995                                                5,600,995
Segment assets                                                 28,826,038          2,845,935          2,089,286         33,761,259
Expenditures for long-lived assets                                 57,697                               299,373            357,070

The Company's geographic data is as follows:

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            ------------------                   -----------------
                                     SEPT. 30, 2000    SEPT. 30, 1999    SEPT. 30, 2000    SEPT. 30, 1999
                                     --------------    --------------    --------------    --------------
Revenues from external customers:
  United States                       $  3,073,391      $    122,451      $  3,926,023      $    529,999
  Europe                                   472,511           119,371         1,245,550           152,640
                                      ------------      ------------      ------------      ------------
                                      $  3,545,902      $    241,822      $  5,171,573      $    682,639
                                      ============      ============      ============      ============
Segment (loss) income:
  United States                       $(23,564,251)     $ (4,056,344)     $(39,141,707)     $(10,479,235)
  Europe                                (3,541,190)         (597,145)       (9,754,049)         (581,555)
                                      ------------      ------------      ------------      ------------
                                      $(27,105,441)     $ (4,653,489)     ($48,895,756)     $(11,060,790)
                                      ============      ============      ============      ============

                                            SEPT. 30, 2000
                                            --------------
Segment assets:
  United States                              $155,449,096
  Europe                                       11,732,149
                                             ------------
                                             $167,107,885
                                             ============
Fixed assets, net
  United States                              $    590,228
  Europe                                        2,514,380
                                             ------------
                                             $  3,104,608
                                             ============

(5)      COMPREHENSIVE LOSS

The following table sets forth the computation of comprehensive loss:

                                                                 FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                               -------------------------------     --------------------------------
                                                               SEPT. 30, 2000    SEPT. 30, 1999    SEPT. 30, 2000    SEPT. 30, 1999
                                                               --------------    --------------    --------------    --------------
Net loss                                                        $(27,105,441)     $ (4,653,489)     $(48,895,756)     $(11,060,790)

Unrealized gains (losses) on securities available for sale:
   Change in unrealized gains (losses)                            (2,204,953)       (4,219,590)      (11,863,402)         (137,824)
   Less: reclassification adjustment for (gains) losses
        realized in net income                                     5,595,794           (56,248)        5,595,794          (129,217)
                                                                ------------      ------------      ------------      ------------
                                                                   3,390,841        (4,275,838)       (6,267,608)         (267,041)
      Foreign currency translation adjustments                      (721,816)                         (3,721,644)
                                                                ------------      ------------      ------------      ------------
Other comprehensive income (loss)                                  2,669,025        (4,275,838)       (9,989,252)         (267,041)
                                                                ------------      ------------      ------------      ------------
Total comprehensive loss                                        $(24,436,416)     $ (8,929,327)     $(58,885,008)     $(11,327,831)
                                                                ============      ============      ============      ============

(6)      VALUATION OF SECURITIES

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

(7)      ARIZONA TECHNICAL OFFICE SPIN OFF

In June 2000, the Arizona technical office spun off from the Company and formed 24x7 Development.com, Inc. ("24x7"). The Company was given 5,000,000 shares in 24x7, valued at $67,803, representing the business assets given up. On July 31, 2000, 24x7 announced that it was merging with Digital Bridge, Inc. ("Digital Bridge"). As a result of the merger, the Company's shares in 24x7 converted to 2,000,000 shares of Digital Bridge at a value of $.94 per share for a realized gain of $1.8 million.

The Company still used the services of 24x7 for its website maintenance for the period June through October 2000, while technical support for the Company transitioned to the Cyberwolf technical department in the United Kingdom. Through September 30, 2000, the Company paid 24x7 $600,000 in website maintenance costs, included in general and administrative expenses.

(8)      EQUITY INVESTMENTS

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

In March 2000, the Company created Global EuroNet Group, Inc. ("GEN"), a digital commerce investment and operating company. The Company invested $3.2 million for 2,895,000 shares or approximately 25% of GEN. GEN raised additional $43.2 million in equity capital contributed by successful digital commerce, Internet, industrial and financial concerns and entrepreneurs from North America, the United Kingdom and Europe for which the Company recorded a gain against additional paid in capital of approximately $7.8 million on its 23.6% equity interest as of June 30, 2000.

In January and March 2000, the Company contributed an additional $2.6 million (or 1.7 million British pounds) to GlobeNet Direct.com, Limited, a company offering online trading of United Kingdom securities through its platform, www.StockAcademy.com, in full consideration for the Company's 33.3% equity interest.

In May 2000, the Company contributed an additional $1.0 million to MatchbookFX Holdings, Inc. (formerly MatchbookFX, LLC) and was issued shares of preferred stock that will be redeemed upon subsequent third party financing.

On July 28, 2000, the Company entered into an agreement terminating any previous arrangements with Twice Sim, S.p.A. ("Twice Sim"), an affiliated partner in the Company's Italia-iNvest.com, S.p.A. equity investment. In accordance with such agreement, the Company gave a 10% beneficial interest in Canada Invest Holdings ("Canada"), a 50% equity investment of the Company, to Twice Sim. The value of this 10% interest, approximately $287,000, was charged to non-cash compensatory expense and the Company began recording its equity loss from Canada at 40%. In addition, the Company was to sell half of its 8% interest in EO plc ("EO") to Twice Sim. On August 4, 2000, the Company sold 4% of its interest to Twice Sim for $1.5 million.

On August 25, 2000, the Company exercised its option to increase its interest from 4% to 29.9% of EO plc ("EO"), an internet company in the United Kingdom focusing on the distribution of new equity securities (IPOs) and securities of unlisted companies seeking new capital to retail investors, through a share swap. The value of the Company's common stock payable to EO totals $15.3 million and will be paid in common shares using the 20 day trading average of the Company's stock price for the period ending January 31, 2001, with a minimum conversion share price of $8.00 per share. If such shares had been issued as of September 30, 2000, the Company would have issued 1.8 million common shares for its 29.9% interest in EO.

During the quarter ending September 30, 2000, due to the change in the Company's ability to exercise significant influence over NewMedia Spark, Plc. ("NewMedia Spark"), not exclusive of the dilution of the Company's investment from 33.3% to 8.3%, the Company is no longer equity accounting for its investment in NewMedia Spark. The value of the Company's NewMedia Spark investment was reclassified to available for sale securities and was carried at fair market value of $24.6 million at September 30, 2000.

(9)      ACQUISITIONS

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

On March 3, 2000, the Company acquired Cyberwolf Limited, a start-up developer of websites and e-business systems in the United Kingdom, for 1.623 million British pounds or $2.6 million. As consideration, the Company paid $157,000, issued 26,352 common shares and recorded a liability to pay the remaining purchase price in increments of 22,235 shares of common stock on each of the first and second anniversaries of the acquisition date, valued at approximately $916,000 and $1.5 million, respectively, calculated at a price of $34.75 per common share. The consideration of $2.6 million was preliminarily allocated to tradename and workforce in place as no other significant separately identifiable tangible or intangible assets were acquired. This amount is being amortized on a straight-line basis over its estimated useful life. The Company has classified its $1,545,332 liability for the acquisition as common stock payable as of September 30, 2000.

On June 14, 2000, the Company acquired a 50.1% interest in Investment Funds Direct Holdings Limited ("IFDH"), a holding company that purchased Investment Funds Direct Limited ("IFDL"), an online seller of participations in managed funds in the United Kingdom, for $4.0 million in cash and the issuance of 43,770 common shares of the Company valued at approximately $752,000. The acquisition was accounted for under the purchase method. The purchase price was allocated based on the estimated fair value of net tangible assets acquired, which was approximately $2.6 million at date of purchase. IFDL's results of operations were not material prior to acquisition. The excess of purchase price over these net assets, approximately $2.1 million, has been recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life. The Company's result of operations include IFDH from June 14, 2000. The Company and Farlake Group plc, IFDH's other shareholder, are required to contribute pro rata up to approximately $12.6 million for new deferred shares in IFDH, as and when determined by the Board of IFDH, to finance working capital over the next twelve months. These deferred shares shall carry no voting or dividend rights and shall only participate on a return of capital in accordance with the terms of the agreement.

On August 1, 2000, the Company acquired 100% of the outstanding common stock of Dalton Kent Securities Group, Inc. ("Dalton Kent"), a full service broker dealer offering stocks, bonds, options and mutual funds catering to both United States (U.S.) and non-U.S. investors. As consideration, the Company issued 1.45 million common shares valued at fair market value of $14.00 per share, with an aggregate value of $20.3 million. The acquisition was accounted for under the purchase method. The purchase price was allocated based on the estimated fair value of net tangible assets acquired, which was approximately $1.6 million at date of purchase. The excess of purchase price over these net assets, approximately $18.9 million, has been recorded as goodwill and amortized on a straight-line basis over its estimated useful life. The Company contributed the investment in Dalton Kent to a 94.2% owned subsidiary, GlobalNet Securities Holdings ("GLS Holdings"), for which GLS Holdings recorded a non-cash compensatory charge of $1.2 million. The Company's result in operations include Dalton Kent from August 1, 2000.

(10) STOCKHOLDER EQUITY TRANSACTIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

On February 25, 2000, in addition to the acquisition of SOL Bors by the Company (see Note 9 above), the Company entered into an online distribution agreement with Scandinavia Online ("SOL"). Under the agreement, the Company became the owner and the exclusive provider of comprehensive finance channels within the SOL Internet portals in Scandinavia and has exclusive rights to finance transaction businesses to be offered within the SOL Internet portals. In exchange for such rights on SOL, the Company agreed to pay a total of $7.5 million in cash and common stock to the three telecommunications and media companies that own Scandinavia Online in Norway, Denmark and Sweden. At closing, 159,433 shares of common stock were issued at a value of $28.225 per share, or $4.5 million, and recorded as unearned compensatory costs which will be amortized over the term of the agreement. Cash consideration up to $3.0 million is to be paid upon certain review dates related to the launch of websites under the terms of the agreements.

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

On August 1, 2000, the Company issued 1,450,000 common shares for the acquisition of Dalton Kent Securities Group, Inc. (see Note 9 above).

On September 27, 2000, the Company entered into agreements to issue 115,000 shares of common stock valued at $6.125 per share to two companies it had contractual obligations with. The Company charged $704,375 as non-cash compensatory costs in September 2000.

During the nine months ended September 30, 2000, 290,350 shares of common stock were issued upon the exercise of options and warrants previously granted to various consultants and employees resulting in net proceeds of $1.7 million.

(11)      COMMITMENTS AND CONTINGENCIES

In 1999, the Company issued a letter of credit in the amount of $100,000 to secure future rent payments and leasehold improvements at the London office of an affiliate. The letter of credit is secured by a money market account.

In April 2000, the Company issued a letter of credit in the amount of $441,745 to secure future rent payments at a new office in Los Angeles, California. In September 2000, the Company terminated its commitment to this new office space due to the Company's restructuring and recorded rent termination expense of $275,000.

In May 2000, the Company issued a letter of credit in the amount of $1,735,425 to secure future rent payments at office space in New York, New York. The Company anticipates subleasing portions of the office space to affiliates and other third parties. The letter of credit is secured by a certificate of deposit.

In 1999, International Capital Growth ("ICG"), a subsidiary of the Company, was served with a complaint, in which ICG was named as a co-defendant in a lawsuit alleging damages of approximately $1,000,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in a company called Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. ICG and its co-defendants filed a motion for summary judgment which was heard by the court on October 21, 1999. On June 28, 2000, the court issued a Memorandum of Decision granting the motion for summary judgment and dismissing the plaintiffs' complaints against all defendants. By order dated October 31, 2000, the Court denied Plaintiffs' Motion for New Trial, on Alternatively, to Alter or Amend Judgment, which ICG and its co-defendants had opposed. Plaintiffs have indicated that they are likely to take an appeal, and, should they choose to do so, must file a Notice of Appeal by November 30, 2000. Given the court's decision, management believes it appropriate that no provision be made in the accompanying financial statements for any potential liability.

In September 2000, an action was commenced against the Company and certain of its officers and directors by Daniel Uslander and Ronald Comerchero in the Supreme Court of the State of New York. Mr. Uslander and Mr. Comerchero, who are minority shareholders and directors of GlobalNet Securities, Corp., a registered broker/dealer in which the Company owns the majority interest, allege, among other things, that the defendants are in breach of the stock purchase agreement and exchange agreement pursuant to which the Company purchased its interest in GlobalNet Securities, Corp. The complaint in the action seeks damages in an amount to be determined at trial. The Company believes that the suit is without merit and intends to defend the claims vigorously. Management believes it appropriate that no provision be made in the accompanying financial statements for any potential liability.

(12)     SUBSEQUENT EVENTS

On October 2, 2000, the Company contributed an additional $730,000 (or 500,000 British pounds) to GlobeNet Direct.com, Limited for non-cumulative redeemable preferred stock.

On October 6, 2000, the Company contributed an additional $50,000 to MatchbookFX Holdings, Inc. that along with $135,000 of the Company's due from affiliates balance from MatchbookFX at September 30, 2000 was to be treated as a convertible subordinated loan that will automatically convert equity of MatchbookFX on the 45 day, unless the loan has been repaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GlobalNetFinancial.com, Inc. (the "Company" or "GlobalNetFinancial") is a rapidly expanding international financial portal providing online financial news, investment tools and transaction services. The Company has developed a global network of country-centric financial content websites in local market language intrinsically linked to transaction execution platforms, in order to position itself as an international financial services provider. The Company's business model is to capture traffic for its financial content sites as a result of partnering with leading Internet players and then to drive visitors from its highly trafficked financial content websites to its network of transaction execution platforms in which it maintains substantial ownership interests.

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

The Company has recently expanded the distribution of its content and execution platforms to include broadband, television and mobile phone Wireless Application Protocol ("WAP") access. The Company has entered into agreements to provide financial news, content and e-finance commerce platforms, including online trading, to British Telecommunication's network of "WAP" mobile phone users, as well as to BTopenworld, BT's mass market broadband portal and high speed ADSL Internet service. In addition, the Company entered into an agreement with Telewest Flextech plc ("Telewest"), a leading provider of cable television services for homes and businesses in the United Kingdom to provide financial news, interactive content and e-finance commerce platforms on six channels via Telewest's network of broadband and cable subscribers.

The traffic on the Company's financial content websites for the last four quarters was as follows:

                     Q3 2000          Q2 2000         Q1 2000          Q4 1999
                     -------          -------         -------          -------

Page Views         55,800,000        44,129,190      57,542,323       26,394,897

During the first quarter of 2000, the Company launched Neder-iNvest.com, Danmark-iNvest.com and France-iNvest.com. During the second quarter of 2000, the Company launched Deutscher-Finanzmarkt.com, Espana-iNvest.com and
Canada-iNvest.com, with its 50% partner, National Bank Financial. The overall page view increase in the third quarter is due to expansion in the new European websites.

The Company's websites are designed to generate online trading of securities and other investment products. The Company has substantial equity interests in an international network of online transaction businesses, including online trading for North American and European stocks, foreign exchange and other financial services, such as insurance. The Company has relaunched its U.S. securities online trading platform and rebranded it under the name of www.AladdinTrader.com, launched www.Matchbookfx.com for global foreign exchange trading, www.InsuranceWide.com, offering a full spectrum of insurance products in the United Kingdom and www.StockAcademy.com, its platform for the online trading of United Kingdom securities. The Company is currently developing additional websites and online trading platforms.

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

Management believes that the opportunities open to the Company are driven by the following principal factors:

o long term sustainable growth in usage of the Internet nationally and internationally;

o an increasing acceptance of the Internet as a secure medium through which to conduct e-commerce;

o        world-wide demand for financial news, information and investment tools;
         and

o the positioning of the Company to capitalize upon the anticipated growth in the number of online financial transactions in Europe.

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

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

OPERATING REVENUE

Advertising revenue from the Company's financial content websites increased by $33,105 or 24% for the three months ended September 30, 2000 for the comparable prior year period. The advertising revenue increase primarily relates to the Company's Norwegian website. Subscription revenue increased by $171,137 or 100% from the comparable period in 1999 due to subscription services on the Company's Norwegian website. Commission income increased by $1.6 million or 100% from the comparable three month period in 1999 largely due to the Company's new broker/dealer subsidiary, Dalton Kent, which the Company acquired in August 2000. Net gains on principal transactions increased by $1.0 million or 100% over the third quarter last year due to Dalton Kent's operations. Other revenue increased by $605,691 or 100% from the comparable period in 1999. Other revenue primarily relates to consulting fees earned by GlobalNet Financial for introducing various business parties to each other, fees from the sale of broadcast real time information on the Company's websites and other investment income from Dalton Kent.

OPERATING EXPENSES

Cost of advertising revenue decreased by $68,557 or 91% for the three months ended September 30, 2000 as compared to the prior three month period in 1999, due to some credits being recorded in the current quarter. Commission expense increased by $1.1 million or 2,525% from the comparable prior year period primarily due to commissions on Dalton Kent's income.

General and administrative expenses increased by $14.9 million or 326% from the prior year three month period. Excluding failed acquisition costs of $1.1 million and restructuring charges of $1.4 million in the quarter ending September 30, 2000, general and administrative expenses increased by $12.4 million or 273% to $17.0 million as compared to $4.6 million in the comparable three month period ending September 30, 1999. Included in general and administrative expenses for the three months ended September 30, 2000 is $7.3 million in non-cash compensatory and licensing expenses, an increase of $6.0 million or 496% from the comparable three month period in 1999. Part of this increase in non-cash compensatory and licensing expenses is due to $1.9 million in accelerated write-offs on licenses that no longer have any future value to the Company due to change in technology needs of the Company's new U.S. online platform, AladdinTrader.com, and a $923,000 write-off of Telescan non-cash compensatory expenses due to the termination of contractual obligations. In addition, $1.2 million in non-cash compensatory costs related to the Company contributing its investment in Dalton Kent to a 94.2% owned subsidiary was also recorded in the quarter. The remaining increase in general and administrative expenses of $6.4 million or 192% is primarily attributable to an increase in employee salary and benefits of $2.5 million, $664,000 increase in advertising and promotional costs, $560,000 increase in content and webserver hosting costs, $359,000 in clearing, execution and brokerage costs and $1.4 million increase in various branch office costs for Company's websites throughout Europe.

Depreciation and amortization expense increased by $3.1 million or 666% compared to the prior three month period in 1999 due to goodwill amortization from the Company's acquisitions in 2000 and amortization of the Company's licensing and promotion agreements, including $723,000 in accelerated amortization of licenses that no longer have any future value to the Company due to change in technology needs.

NON-OPERATING ITEMS

Interest income increased by $602,778 or 365% compared to the third quarter in 1999, due to higher cash balances and certificates of deposit accounts in the current year.

Net realized and unrealized losses on investments increased by $6.1 million or 6,294% primarily related to a $7.4 million realized loss on the Telescan stock exchange swap in the third quarter of 2000, offset by a $1.8 million realized gain from the conversion of the Company's shares in 24x7 Development.com, Inc., formerly the Company's Arizona technical department, to shares in Digital Bridge, Inc. upon the merger of the two companies, as well as an increase of $411,000 in unrealized losses on the Company's broker/dealer portfolio of securities.

Equity in losses of unconsolidated companies and joint ventures increased by $1.5 million or 7,128% from the prior year quarter. The Company's equity losses for the three months ended September 30, 2000 are primarily due to unrealized losses from the Company's execution platform equity joint ventures.

NET LOSS

The Company's net loss for the three months ended September 30, 2000 increased by $22.5 million or 482% compared to the prior year quarter. Excluding $5.3 million in general and administrative expenses, consisting of $1.1 million in failed acquisition costs, $1.4 million in restructuring charges and $2.8 million in accelerated write-offs of non-cash compensatory and licensing costs, $723,000 in depreciation and amortization related to accelerated write-off of licenses and $7.4 million in non-operating realized losses related to the Telescan share exchange from the quarter ending September 30, 2000, the Company's net loss was $13.8 million, an increase of $9.1 million or 196% as compared to a net loss of $4.7 million for the comparable period in 1999. This increase was primarily due to an increase in operating expenses of $13.0 million, including an increase of $3.2 million in other non-cash compensatory and licensing expenses.

              COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

OPERATING REVENUE

Advertising revenue increased by $446,377 or 231% over the nine months ending September 30, 1999. Advertising revenue primarily relates to the Company's UK-iNvest.com website, as well as the Company's Norwegian website. Subscription revenue increased by $433,348 or 100% compared to the nine months ending September 30, 1999 due to subscription services on the Company's Norwegian website. Commission income increased by $2.2 million or 100% compared to the nine months ended September 30, 1999 due to the acquisition of Dalton Kent in August 2000. Net gains on principal transactions increased by $1.0 million or 100% from the comparable prior year period due to Dalton Kent's operations. Private placement fees decreased by $224,682 or 46% from the nine month period in the prior year due to the Company's de-emphasis on investment banking. Other revenue increased by $674,893 or 100% from the comparable period in the prior year. Other revenue primarily relates to consulting fees earned by GlobalNet Financial for introducing various business parties to each other, fees from the sale of broadcast real time information on the Company's websites and other investment income from Dalton Kent.

OPERATING EXPENSES

Cost of advertising revenue increased by $135,230 or 139% from the comparable period in 1999 due to the corresponding increase in advertising revenue. Commission expense increased by $1,105,226 or 509% for the comparable period due to Dalton Kent's operations in the current year.

General and administrative expenses increased by $29.1 million or 240% as compared to the same nine month period in 1999. Excluding failed acquisition costs of $1.1 million and restructuring charges of $1.4 million incurred in 2000, general and administrative expenses increased by $26.6 million or 220% from the comparable nine month period in 1999. Included in general and administrative expenses for the nine months ended September 30, 2000 is $13.0 million in non-cash compensatory and licensing expenses, an increase of $7.4 million or 131% from the comparable nine month period in 1999. Part of this increase in non-cash compensatory and licensing expenses is due to $1.9 million in accelerated write-offs in the third quarter of 2000 on licenses that no longer have any future value to the Company due to change in technology needs of the Company's new U.S. online platform, AladdinTrader.com, and a $923,000 write-off of Telescan non-cash compensatory expenses due to the termination of contractual obligations. In addition, $1.2 million in non-cash compensatory costs related to the Company contributing its investment in Dalton Kent to a 94.2% owned subsidiary was also recorded. The remaining increase in general and administrative expenses of $19.3 million or 296% is primarily attributable to a $6.4 million increase in employee salary and benefits associated with the increase in the number of employees, a $2.3 million increase in advertising and promotional costs, a $1.8 million increase in content and webserver hosting costs and $1.4 million in professional and legal fees incurred in setting up the Company's websites throughout Europe and joint ventures with various strategic partners in the United States and Europe.

Depreciation and amortization increased by $4.0 million or 437% from the comparable period in 1999, due to goodwill amortization from the Company's acquisitions in 2000 and amortization of the Company's licensing and promotion agreements, including $723,000 in accelerated amortization of licenses that no longer have any future value to the Company due to change in technology needs.

NON-OPERATING ITEMS

Interest income increased by $2.2 million or 715% compared to the prior year period in 1999, due to higher cash balances and certificates of deposit accounts in 2000.

Net realized and unrealized losses on investments increased by $7.9 million or 597% compared to the same period in 1999. This decrease was related to a $7.4 million realized loss on the Telescan stock exchange swap in the third quarter of 2000, offset by a $1.8 million realized gain from the conversion of the Company's shares in 24x7 Development.com, Inc., formerly the Company's Arizona technical department, to shares in Digital Bridge, Inc. upon the merger of the two companies, as well as an increase of $2.2 million in unrealized losses on the Company's broker/dealer portfolio of securities.

Equity in losses of unconsolidated companies and joint ventures increased by $1.7 million or 8,467% as compared to the prior year period. This increase was largely due to losses from the various execution platform equity investments, offset by earnings from NewMedia Spark through the first six months of 2000 when it was still reported as an equity investment.

NET LOSS

The Company's net loss for the nine months ended September 30, 2000 increased by $37.8 million or 342% from the prior year comparable nine month period. Excluding $5.3 million in general and administrative expenses, consisting of $1.1 million in failed acquisition costs, $1.4 million in restructuring charges and $2.8 million in accelerated write-offs of licenses, $723,000 in depreciation and amortization related to accelerated write-off of licenses and $7.4 million in non-operating realized losses related to the Telescan share exchange from 2000, the Company's net loss was $35.6 million, an increase of $24.5 million or 222%, as compared to a net loss of $11.1 million for the comparable period in 1999. This increase was primarily due to an increase in operating expenses of $29.1 million, including an increase of $4.6 million in other non-cash compensatory and licensing expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, including certificates of deposit and United States treasury bills, totals $51,155,775 as of September 30, 2000. Net cash used in operating activities increased by $15,234,693 to $24,881,714 for the nine months ended September 30, 2000 from $9,647,021 in the comparable nine month period in 1999, due to lower earnings resulting from increased expenditures relating to the start-up costs for the Company's internet financial websites and online transactional activities. Net cash used in investing activities decreased by $1,320,404 from net cash used of $2,943,296 for the nine months ended September 30, 1999 to net cash used of $1,622,892 for the nine months ended September 30, 2000. The increase was largely due to increses in investments in unconsolidated companies and joint ventures of $6.1 million, investments in securities of $7.0 million and acquisitions of $3.9 million, offset by the collection on certificates of deposit and U.S. Treasury bills of $18.9 million. Net cash provided by financing activities increased by $5,046,076 to $31,311,187 for the nine months ended September 30, 2000 from $26,265,111 in the comparable nine month period in 1999. Capital in the nine months ended September 30, 2000 has been provided by the exercise of options and warrants totaling $23.1 million, including $21.4 million on the option exercise by Telescan, and collection of $8.1 million in remaining proceeds from the public offering of the Company's Class A common stock on the Alternative Investment Market in the United Kingdom.

As of September 30, 2000, the Company had no material capital commitments other than under the SOL distribution agreement which will require a portion of up to $3.0 million to become due upon certain review dates in 2001. Management believes based upon its current business plan that the Company has enough cash and marketable securities to fund operations through at least the next eighteen months. Long-term liquidity needs will depend upon the Company's ability to generate profits and the rate of its expansion.

VARIABILITY OF RESULTS

The Company anticipates that its underlying losses will continue at least through the remainder of the year 2000. The acquisition of Dalton Kent in August 2000 significantly increased both operating revenue and expense during the third quarter of 2000 and is expected to at least break even in 2000. However, the start-up and uncertain nature of the Company's websites and online transaction joint ventures makes it difficult to forecast when substantial revenues will be generated or when profitability will commence.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1999, International Capital Growth ("ICG"), a subsidiary of the Company, was served with a complaint, in which ICG was named as a co-defendant in a lawsuit alleging damages of approximately $1,000,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in a company called Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. ICG and its co-defendants filed a motion for summary judgment which was heard by the court on October 21, 1999. On June 28, 2000, the court issued a Memorandum of Decision granting the motion for summary judgment and dismissing the plaintiffs' complaints against all defendants. By order dated October 31, 2000, the Court denied Plaintiffs' Motion for New Trial, on Alternatively, to Alter or Amend Judgment, which ICG and its co-defendants had opposed. Plaintiffs have indicated that they are likely to take an appeal, and, should they choose to do so, must file a Notice of Appeal by November 30, 2000. Plaintiffs have indicated that they are likely to take an appeal. Given the court's decision, management believes it appropriate that no provision be made in the accompanying financial statements for any potential liability.

In September 2000, an action was commenced against the Company and certain of its officers and directors by Daniel Uslander and Ronald Comerchero in the Supreme Court of the State of New York. Mr. Uslander and Mr. Comerchero, who are minority shareholders and directors of GlobalNet Securities, Corp., a registered broker/dealer in which the Company owns the majority interest, allege, among other things, that the defendants are in breach of the stock purchase agreement and exchange agreement pursuant to which the Company purchased its interest in GlobalNet Securities, Corp. The complaint in the action seeks damages in an amount to be determined at trial. The Company believes that the suit is without merit and intends to defend the claims vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 1, 2000, in connection with the acquisition of Dalton Kent Securities Group, Inc., the Company issued 1,450,000 shares of the Company's common stock to various principals of Dalton Kent valued at $14.00 per share.

The securities below were issued in transactions exempt from registration by virtue of Section 4(2) of the Securities Act of 1933 as amended:

On August 21, 2000, in connection with the exercise of a previously issued warrant to a consultant, the Company issued 41,667 shares of the Company's common stock at a price of $1.50 per share.

On September 27, 2000, in connection with the resolution of a contractual obligation with Camden Commercial Services, the Company issued 15,000 shares of the Company's common stock at a price of $6.13 per share.

On September 27, 2000, in connection with the resolution of a contractual obligation with Twice International, S.A., the Company issued 100,000 shares of the Company's common stock at a price of $6.13 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (A)      EXHIBITS

                           27 Financial Data Schedule

                  (B)      REPORTS ON FORM 8-K

                  Form 8-K Dated August 1, 2000, filed August 15, 2000
                  ----------------------------------------------------
                  The Company reported that on August 1, 2000, the Company acquired 100% of the outstanding common stock of Dalton Kent Securities Group, Inc. A copy of the Agreement and Plan of Merger was filed as Exhibit 2.1 to that Form 8-K.

                  Form 8-K Dated August 17, 2000, filed August 17, 2000
                  -----------------------------------------------------
                  The Company reported a merger agreement with Telescan, Inc. A press release issued by the Company on August 17, 2000 was attached as Exhibit 99.1

                  Form 8-K/A Dated September 27, 2000, filed September 27, 2000
                  -------------------------------------------------------------
                  The Company reported on terminating the Agreement and Plan of Merger dated August 16, 2000 with Telescan, Inc. A press release issued by the Company on September 26, 2000 was attached as Exhibit 99.1.

                  Form 8-K/A Dated August 1, 2000, filed October 2, 2000 and 5,
                  -------------------------------------------------------------
                  2000
                  ----
                  The Company filed, regarding the acquisition of the outstanding common stock of Dalton Kent Securities Group, Inc., the audited financial statements of Dalton Kent Securities Group, Inc. for the year ended December 31, 1999 as Exhibit 99.1, the unaudited financial statements of Dalton Kent Securities Group, for the six months ended June 30, 2000 and June 30, 1999 as Exhibit 99.2 and the pro forma financial information for the year ended December 31, 1999 and for the six months ended June 30, 2000 as Exhibit 99.3

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GLOBALNET FINANCIAL.COM, INC.

Date: November 14, 2000                    BY: /S/ W. THOMAS HODGSON

                                               W. Thomas Hodgson
                                               President and Chief Executive
                                               Officer

Date: November 14, 2000                    BY: /S/ RICHARD GUEST

                                               Richard Guest
                                               Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
  27                    Financial Data Schedule