Form 10QSB
period 2001-03-31
GLOBALNET FINANCIAL COM INC
filed 2001-05-15
CIK 832324

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF MAY 8, 2001 WAS AS FOLLOWS: 21,574,958 SHARES OF COMMON STOCK AND 34,225,000 SHARES OF CLASS A COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES [ ] NO [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          GLOBALNET FINANCIAL.COM, INC.
                                  CONSOLIDATED
                                 BALANCE SHEETS
                  (In thousands of dollars, except share data)

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                     2001          2000
                                                                                  ---------     ---------
                                                                                 (Unaudited)    (Audited)
ASSETS
Current assets:
Cash and cash equivalents                                                         $  21,706     $  30,857
Certificates of deposit and U.S. treasury bill                                                      3,158
Accounts receivable                                                                   1,540           873
Due from affiliates                                                                      42           260
Securities owned, at market value                                                       518           903
Prepaid expenses and other current assets                                             6,622         1,706
                                                                                  ---------     ---------
                  Total Current Assets                                               30,428        37,757

Equity investments and advances in unconsolidated companies
     and joint ventures                                                              23,191        40,184
Investments                                                                          15,801        11,636
Licensing and promotion agreements, net of accumulated
     amortization of $4,523 and $3,975                                                  202           749
Restricted cash                                                                       4,562         2,315
Other assets                                                                            901           778
Fixed assets, net of accumulated depreciation of $1,344 and $981                      5,740         3,533
Goodwill, net of accumulated amortization of $9,609 and $6,580                       29,645        25,075
                                                                                  ---------     ---------
                  Total                                                           $ 110,470     $ 122,027
                                                                                  =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                             $  10,443     $   4,225
Payable to customers                                                                  4,057
Deferred revenue                                                                        105            60
                                                                                  ---------     ---------
                  Total Current Liabilities                                          14,605         4,285
                                                                                  ---------     ---------
Long-term note payable and other noncurrent liabilities                               1,551

Minority interest in consolidated subsidiaries                                        2,197         2,330

Commitments and contingencies

Stockholders' equity:
Preferred Stock - $.001 par value; 20,000,000 shares
     authorized, none outstanding
Class A common stock - $.001 par value; 50,000,000 shares
     authorized, 34,225,000 outstanding as of 3/31/01
     and 12/31/00                                                                        34            34
Common Stock - $.001 par value, 50,000,000
     shares authorized; 21,469,543 and 16,529,468 issued
     as of 3/31/01 and 12/31/00, respectively                                            21            17
Additional paid in capital                                                          248,574       229,298
Common stock payable                                                                  1,545        16,822
Accumulated deficit                                                                (122,536)      (99,088)
Unearned compensatory and licensing costs                                            (2,586)       (3,223)
Accumulated other comprehensive income                                              (28,479)      (24,124)
Subscription receivable                                                                               (33)
Treasury stock, at cost (1,025,495 and 910,595
     common shares as of 3/31/01 and 12/31/00, respectively)                         (4,456)       (4,291)
                                                                                  ---------     ---------
Total Stockholders' Equity                                                           92,117       115,412
                                                                                  ---------     ---------
     Total                                                                        $ 110,470     $ 122,027
                                                                                  =========     =========

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (In thousands of dollars, except share data)

                                                            FOR THE THREE MONTHS ENDED
                                                         MARCH 31, 2001     MARCH 31, 2000
                                                            --------           --------
Revenue:
Commission income                                           $    943           $    497
Net gains on principal transactions                            1,506
Advertising revenue                                              193                174
Subscription revenue                                             289                 93
Other revenue                                                    284                 31
                                                            --------           --------
Total operating revenue                                        3,215                795

Operating expenses:
Cost of advertising and subscription revenue                     142                 52
Commission expense                                             1,135                177
General and administrative expenses                           15,935              9,445
Depreciation and amortization                                  3,940                857
                                                            --------           --------
Total operating expenses                                      21,152             10,531
                                                            --------           --------

Operating loss                                               (17,937)            (9,736)

Interest income                                                  378                909
Net realized and unrealized (losses) gains on
    investments                                                 (740)               445
Equity in earnings (losses) of unconsolidated
    companies and joint ventures, including $1,732 and
    $0 in amortization of excess cost over share in
    investee's equity in 2001 and 2000, respectively          (5,344)             2,606
Minority interest in losses of consolidated subsidiaries         247                 19
Other, net                                                       (52)
                                                            --------           --------
Total other income (expense)                                  (5,511)             3,979
                                                            --------           --------
Net loss                                                    $(23,448)          $ (5,757)
                                                            ========           ========
Basic and diluted loss per share                            $  (1.04)          $  (0.37)
                                                            ========           ========
Weighted average common shares outstanding
   basic and diluted (000's)                                  22,475             15,715
                                                            --------           --------

See "Notes to Consolidated Financial Statements."

                          GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)



                                                                                                    THREE MONTHS ENDED
                                                                                             MARCH 31, 2001     MARCH 31, 2000
                                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                    $(23,448)          $ (5,757)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
                  Depreciation and amortization                                                    3,940                857
                  Equity in (earnings) losses of unconsolidated companies and joint ventures       5,344             (2,606)
                  Minority interest in losses of consolidated subsidiaries                          (247)               (19)
                  Realized loss on sale of equity investee securities                                769
                  Change in unrealized appreciation of securities                                    (29)              (445)
                  Compensation to consultants paid with stock, options and warrants                2,784              2,160
                  Other, net                                                                         240
                  Changes in:
                           Accounts receivable and due from affiliates                              (467)              (121)
                           Securities owned at market                                                414
                           Prepaid expenses and other current assets                              (1,656)            (1,091)
                           Licensing and other assets                                               (112)              (180)
                           Accounts payable and accrued expenses                                     828               (378)
                           Payables to customers                                                   1,272
                           Deferred revenue                                                           45
                           Long term liabilities                                                     250
                                                                                                --------           --------
                                Net cash used in operating activities                            (10,073)            (7,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to fixed assets                                                                     (1,078)            (1,555)
    Proceeds from sale of equity investee securities                                               3,159
    Collection on certificates of deposits and U.S. treasury bills                                 3,158             12,580
    Investment in restricted cash                                                                 (2,247)
    Investment in securities                                                                                         (5,593)
    Investment in unconsolidated companies and joint ventures                                     (1,150)            (7,577)
    Loan receivable                                                                                 (525)
    Acquisition of subsidiaries, net of $1,678 and $87 cash received, respectively                   919             (3,180)
                                                                                                --------           --------
                                Net cash provided by (used in) investing activities                2,236             (5,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of options and warrants                                                                9,015
    Collection of Class A common stock offering                                                                       8,140
    Collection of subscription receivable                                                             33
    Purchase of treasury stock                                                                      (165)
                                                                                                --------           --------
                                Net cash (used in) provided by financing activities                 (132)            17,155

                                Effect of exchange rates on changes in cash                       (1,182)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (9,151)             4,250
Cash and cash equivalents at beginning of period                                                  30,857             44,523
                                                                                                --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 21,706           $ 48,773
                                                                                                ========           ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

Issuance of common stock for acquisition of subsidiaries                                           1,556           $  5,456
Issuance of common stock for equity investments                                                   15,577
Common stock payable for acquisitions                                                                                 1,545
Note payable for acquisitions                                                                      1,301
Gains on equity investee capital increases                                                                           10,876
Receivable for option exercise proceeds                                                                              13,687

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

Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.

(2)      INVESTMENTS

At March 31, 2001, investments include marketable securities available for sale carried at $8.1 million with a cost basis of $31.3 million. Investments held at cost totaled $7.7 million at March 31, 2001.

The values of marketable securities available for sale can change substantially because of the volatility in the price of each security and various other circumstances outside the security issuer's control. Accordingly, the value of the Company's marketable securities available for sale may vary in value until ultimate realization.

Investments in companies which GLBN owns less than a 20% interest are reviewed for appropriate classification at the time of purchase and re-evaluated as of each balance sheet date.

The Company's marketable securities are classified as available-for-sale and are carried on the balance sheet at fair market value, with the unrealized gains and losses reported as "Accumulated other comprehensive income", a separate component of stockholders' equity. Realized gains or losses and other than temporary declines in value, if any, on available-for-sale securities are reported in "Net realized and unrealized (losses) gains on investments" in the statement of operations. Marketable securities are classified as either short-term or long-term at each balance sheet date.

Unrealized gains and losses on securities held at market value by the broker/dealers are recognized as income or loss in the statement of operations as part of net gain on principal transactions or net realized and unrealized losses on investments based upon the nature of the broker/dealers operations in securities. Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter are valued at the "bid" price. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation.

The Company also invests in equity instruments of privately-held companies for business purposes. These investments are included in investments and are accounted for under the cost method when ownership is less than 20% and we do not have significant influence. The Company monitors its investments for impairment and records reductions in carrying values when necessary.

(3)      EQUITY IN UNCONSOLIDATED COMPANIES AND JOINT VENTURES

On February 16, 2001, the Company advanced StockAcademy Limited (formerly GlobeNet Direct Limited) $1.0 million at 6% interest to be repaid within 30 days. As of March 31, 2001, the loan had not been repaid. Instead of repaying the loan, the plan is for the funding to be converted to common stock of StockAcademy subsequent to March 31, 2001.

On February 28, 2001, the Company entered into a Subscription Agreement with Strategic Analysis (1994) Corporation ("SAC") to purchase 5,200,000 shares of SAC's Class A Multiple Voting shares in exchange for $150,000 and 300,000 shares of the Company's common stock valued at $1.00 per share. In accordance with the agreement, if the average closing price of the Company's stock price is below $5.00 per share when the registration of the previous shares becomes effective, then the Company agrees to issue an additional 200,000 shares to SAC as consideration. The Company's equity ownership of SAC is 39.1% of SAC's total outstanding stock as of March 31, 2001.

On March 5, 2001, the Company entered into a stock purchase agreement with GlobalEuroNet Group, Inc. ("GEN"), whereby the Company sold 1,300,000 shares of GEN common stock back to GEN for $3,159,000 in cash and a warrant to purchase 893,750 shares of common stock in GEN immediately vested with an exercise price of $5.00 per share for a term of five years, with a fair value of $1.06 per share. The Company recorded a loss of $769,000 on the sale and reclassified the remaining carrying value of GEN of approximately $6.9 million to investments.

(4)      ACQUISITIONS

On February 1, 2001, the Company through its subsidiary, GlobalNet Capital Markets Corporation ("GCM"), exercised it option to purchase 10,000,000 shares of common stock of MatchbookFX Holdings, Inc ("Matchbook") for $30,000 as part of the conditions and terms of a promissory note for $300,000 from GCM to Matchbook on December 7, 2000. With such exercise, the Company owns 80% of Matchbook and consolidated Matchbook's financial position and results of operations with a minority interest in the Company's financial statements from February 1, 2001. The step up acquisition from a 33.3% equity investment to a consolidated subsidiary was accounted for under the purchase method. Matchbook's results of operations were not material prior to acquisition. The purchase price was allocated based on our share of net tangible assets acquired, which was approximately $(909,000) at date of purchase. The Company's results of operations include Matchbook from February 2001. The excess of purchase price over these additional net assets, approximately $939,000 has been recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years.

At the end of February 2001, the Company exchanged 225,000 shares of Italia-iNvest held by AISoftware S.p.A. ("AIS"), a 20% investor in Italia-iNvest, for 326,000 shares of the Company's common stock valued at $750,000. In addition, the Company purchased 225,000 shares from Investor Unlimited S.p.A., a 40% investor in Italia-iNvest, in exchange for 525,000 shares of the Company's common stock valued at approximately $656,000. In addition, the Company will be the sole subscriber of a capital increase of 225,000 shares in Italia-iNvest for approximately $1.0 million to fund working capital as needed. After the purchase of additional interests from AIS and Investor Unlimited, the Company owns an 80% interest in Italia-iNvest and consolidated Italia-iNvest's financial position and results of operations with a minority interest in the Company's financial statements from March 1, 2001. The step up acquisition from a 40.0% equity investment to a consolidated subsidiary was accounted for under the purchase method. Italia-iNvest's results of operations were not material prior to acquisition. The purchase price was allocated based on the estimated fair value of net tangible assets acquired, which was approximately $229,000 at date of purchase. The Company's results of operations include Italia-iNvest from March 1, 2001. The excess of purchase price over these net assets, approximately $1.1 million, has been recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years.

On February 21, 2001, the Company purchased 100 common shares of Canada Holdings ("Canada") from National Bank to acquire 100% ownership in Canada for 100,000 shares of the Company's common stock valued at $150,000 and $1.3 million (or 2,000,000 Canadian dollars) issued in the form of a promissory note to National Bank. In addition, the Company repaid all indebtedness that Canada and its subsidiaries owed to National Bank totaling approximately $730,000 (or 1.1 million Canadian dollars). After the purchase of National Bank's interest, the Company consolidated Canada's financial position and results of operations in the Company's financial statements from March 1, 2001. The step up acquisition from a 50.0% equity investment to a consolidated subsidiary was accounted for under the purchase method. Canada's results of operations were not material prior to acquisition. The purchase price was allocated based on the estimated fair value of net tangible assets acquired, which was approximately $1.35 million at date of purchase. The Company's results of operations include Canada from March 1, 2001. The excess of purchase price over these net assets, approximately $830,000, has been recorded as goodwill and is being amortized on a straight-line basis over its estimated useful life of five years.

(5)      STOCKHOLDER EQUITY TRANSACTIONS DURING THE THREE MONTHS ENDED MARCH 31,
         2001

On January 15, 2001, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $2.25 per share over three years in conjunction with a twelve month corporate advisory agreement. These warrants which vest immediately, were valued at their fair market value of $.97 using the Black-Scholes pricing model with the following assumptions: interest rate of 4.72%, dividend yield of 0%, volatility factor of 1.16 and an average expected life of 2 years. The Company is amortizing the value of the warrants of approximately $194,000 to operations over the term of the agreement.

On January 31, 2001, the Company issued 3.1 million shares of the Company's common stock valued at $15.3 million, included in common stock payable at December 31, 2000, to three owners of EO for the Company's exercise of its option in August 2000 to acquire a 29.9% interest in EO.

In January 2001, the Company issued 150,000 shares of common stock at a value of $2.56 per share, or $384,000, and warrants to purchase 150,000 shares of the Company's common stock at $3.50 per share over four years in conjunction with the commencement of a public relations consulting agreement through December 31, 2001. These warrants which vest immediately, were valued at their fair market value of $1.39 using the Black-Scholes pricing model with the following assumptions: interest rate of 4.72%, dividend yield of 0%, volatility factor of
1.16 and an average expected life of 2 years. The Company charged the value of the shares and warrants of approximately $593,000 to operations during the three months ended March 31, 2001.

In February 2001, the Company issued 483,694 additional shares of common stock at a value of $2.81 per share to the shareholders of

Synaptics Systems Limited ("Synaptics"), in connection with the failure to meet its contractual obligation as part of the acquisition of its 29.8% equity investment in Synaptics. The Company record a charge of $1.4 million to operations for this issuance.

In the three months ended March 31, 2001, the Company purchased an aggregate of 114,900 shares of common stock in the open market for a total of approximately $165,000.

(6)      BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company and its subsidiaries have three reportable segments. The Company operates internet websites, broker/dealer operations in both traditional and online securities businesses and has a corporate administration and financial services function.

Information with respect to reportable segments follows (in thousands of dollars):

                                                                   THREE MONTHS ENDED MARCH 31, 2001
                                                           ---------------------------------------------------
                                                                          BROKER/       INTERNET
                                                           CORPORATE      DEALERS      OPERATIONS      TOTAL
                                                           ---------     ---------     ---------     ---------
Revenues from external customers                           $      88     $   2,618     $     508     $   3,215
Interest income                                                  317            25            35           378
Depreciation and amortization                                  1,608         2,173           159         3,940
Equity in losses of unconsolidated companies                  (5,323)                        (21)       (5,344)
Segment (loss) income                                        (14,885)       (4,821)       (3,742)      (23,448)
SIGNIFICANT NONCASH ITEMS:
   Unrealized (depreciation) appreciation of securities       (2,765)           29                      (2,736)
   Compensation paid with stock, warrants and options          2,784                                     2,784
Segment assets                                                76,136        27,775         6,559       110,470
Expenditures for long-lived assets                               693           129           256         1,078
                                                                    THREE MONTHS ENDED MARCH 31, 2000
                                                           ---------------------------------------------------
                                                                          BROKER/       INTERNET
                                                           CORPORATE      DEALERS      OPERATIONS      TOTAL
                                                           ---------     ---------     ---------     ---------
Revenues from external customers                                         $     500     $     295     $     795
Interest income                                            $     873            18            18           909
Depreciation and amortization                                    753                         104           857
Equity in earnings (loss) of unconsolidated companies          2,634                         (28)        2,606
Segment (loss) income                                         (1,573)           52        (4,236)       (5,757)
SIGNIFICANT NONCASH ITEMS:
   Unrealized appreciation of securities                         958           445                       1,403
   Compensation paid with stock, warrants and options          2,161                                     2,161
Segment assets                                               147,078         3,036         7,847       157,961
Expenditures for long-lived assets                               104            45         1,406         1,555

The Company's geographic data for the three month period ended March 31, 2001 and 2000 is as follows (in thousands):

                                                    2001
                                    -------------------------------------
                                      NORTH
                                     AMERICA       EUROPE         TOTAL
                                    ---------     ---------     ---------
Revenues from external customers    $   2,605     $     610     $   3,215
Segment loss                          (17,870)       (5,578)      (23,448)
Segment assets                        105,272         5,198       110,470
Fixed assets                            1,632         4,108         5,740
                                                    2000
                                    -------------------------------------
                                      NORTH
                                     AMERICA       EUROPE         TOTAL
                                    ---------     ---------     ---------
Revenues from external customers    $     507     $     289     $     795
Segment loss                           (3,176)       (2,581)       (5,757)
Segment assets                        150,938         7,023       157,961
Fixed assets                              530         1,565         2,094

(7)      COMPREHENSIVE LOSS

The following table sets forth the computation of comprehensive loss (in thousands of dollars):

                                                               FOR THE THREE MONTHS ENDED
                                                            --------------------------------
                                                            MARCH 31, 2001    MARCH 31, 2000
                                                               --------           --------
Net loss                                                       $(23,448)          $ (5,757)

Unrealized gains (losses) on securities available for sale:
   Change in unrealized gains (losses)                           (2,765)               958

Foreign currency translation adjustments                         (1,590)              (892)
                                                               --------           --------
Other comprehensive (loss) income                                (4,355)                65
                                                               --------           --------
Total comprehensive loss                                       $(27,803)          $ (5,692)
                                                               ========           ========

(8)      COMMITMENTS AND CONTINGENCIES

In May 2000, the Company issued a letter of credit in the amount of $1,735,425 to secure future rent payments at office space in New York, New York. The letter of credit is secured by a certificate of deposit and is included in restricted cash on the balance sheet. During the quarter ended March 31, 2001, the Company recorded a charge for the impairment of this asset as the Company is presently negotiating a settlement for the lease termination.

In December 2000, the Company issued a letter of credit in the amount of $200,000 to secure future rent payments at office space in Boca Raton, Florida for GCM and Dalton Kent Securities. The letter of credit is secured by a certificate of deposit and is included in restricted cash on the balance sheet.

On March 29, 2001, the Company entered into a settlement agreement with the former shareholders of Dalton Kent Securities Group ("Dalton Kent") as a modification to the Agreement and Plan of Merger ("Agreement") dated July 31, 2000, in which the Company agreed to pay $1,000,000 and issue 1,100,000 shares of the Company's common stock to the shareholders pro rata in accordance with their former ownership in Dalton Kent on April 1, 2001. In addition, the Company agreed to pay $2,500,000 pro rata to the shareholders on October 1, 2001 by securing an unconditional letter of credit payable to the shareholders. The $3.5 million cash payable to the stockholders was accrued as of March 31, 2001 as an adjustment to the original purchase price goodwill for Dalton Kent.

In 1999, a complaint was filed, in which ICG was named as co-defendant in a lawsuit alleging damages of approximately $1,000,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. ICG and the co-defendants filed a motion to dismiss the complaint, which was heard by the Court on October 21, 1999. On June 28, 2000, the court allowed the motions for summary judgment that had been filed by all parties, including ICG. By judgment dated September 15, 2000, the Court entered judgment dismissing the case in its entirety and denied plaintiffs' motion for new trial, or alternatively, to alter or amend judgment, which ICG and its co-defendants had opposed. Plaintiffs filed a notice of appeal to the Massachusetts Appeals Court on November 17, 2000. On January 16, 2001 the Appeal was docketed with the Appeals Court, and a briefing schedule set. To date, plaintiffs have filed their principal brief in the Appeal and ICG and the co-defendants have filed opposing briefs. No date has been set for oral arguments. Management is vigorously opposing these claims, however, the ultimate outcome is presently undeterminable. Accordingly, in the opinion of management, any potential liability with respect to this litigation is not presently determinable and no provision has been made in the accompanying financial statements for any potential liability.

In September 2000, an action was commenced against the Company and certain of its officers and directors by minority shareholders of GlobalNet Securities Corp. in the Supreme Court of the State of New York. The minority shareholders and directors of GlobalNet Securities Corp., a registered broker/dealer in which the Company owns the majority interest, allege, among other things, that the defendants are in breach of the stock purchase agreement and exchange agreement pursuant to which the Company purchased its interest in GlobalNet Securities Corp. The complaint seeks damages in an amount to be determined at trial. The Company believes that the suit is without merit and intends to defend the claims vigorously.

The Company and its subsidiaries are parties to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, the ultimate liability to the Company and its subsidiaries as a result of all legal proceedings, including those mentioned above, will not be material to the financial position of the Company on a consolidated basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a vertically integrated international financial portal providing online financial news investment tools and transaction services. We are structured in to three distinct business segments:

- Brokerage segment consisting of traditional and online securities businesses including the offer and sale of equity securities, options and mutual funds in addition to public offerings and providing financial advisory services,

- Internet segment which operates Internet websites providing comprehensive internet-based financial investment tools, transaction services and financial news, and

- Corporate segment, which also includes financial services business, providing business to consumer ("B2C") solutions including online insurance and mortgage products

Our e-finance platforms are divided into three core segments. Media platforms provide real-time share prices, financial news and analysis and personal finance services. Transaction platforms provide brokerage services for United States and United Kingdom stocks, spot foreign exchange trading and platform distribution of equity IPOs and equity related services. Financial services platforms provide spot foreign exchange trading, insurance quotations and mutual funds.

We are continuing to seek partners for our Internet business (principally media websites) and have evolved this business to focus upon data, investment tools and news feeds across our sites that do not require local office locations. In non-core markets, offices are in the process of being closed or divested starting in second quarter 2001. To date, we have downsized UK-invest (our premier site), North America and Canada, and we have served notice to our employees in Germany, Denmark, France and Spain.

We are now much more focused upon the Brokerage "transactions" division, which offers greater potential to realize value for our shareholders. We also believe consolidation of our transaction business will yield synergies and increase staying power of these entities.

The Company also believes that it is in the interest of shareholders to spin off the software technologies group, while retaining a minority interest, which will allow this business to grow more quickly as an independent business providing services to unexplored sectors. This will further reduce operating expenses within the group. Discussions are currently being held with Technology group management.

We continue to seek to participate in the growth in the Internet and technology industries, and to this end, we have made several investments in Internet and technology companies as well as Internet and technology funds. In most cases these investments are in conjunction with joint ventures and business relationships.

Our business model consists of generating revenues from our online trading platforms as well as from E-commerce and participating in the earnings of other transaction execution platforms in which we maintain ownership interests. The market for online advertising revenue has experienced a significant downturn since the first half of 2000 and as such our management has recognized the need to focus on non-advertising revenue streams.

In addition, our management is seeking to create stockholder and balance sheet value from the creation of joint ventures with and/or investments in companies that have the ability to become public or be sold over the short term. Accordingly, we seek to "monetize" our relationships or investments.

FORWARD LOOKING STATEMENTS

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history and prior operating losses and accumulated deficit, the Company's ability to attract and retain quality management needed for the Company's expanded operations, various regulatory requirements of its securities business, and the Company's possible inability to compete in the domestic or international Internet markets. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's other filings with the Securities and Exchange Commission (the "Commission"), including the risk factors described in the Company's Form 10-KSB filed with the Commission on April 2, 2001.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO
                        THREE MONTHS ENDED MARCH 31, 2000

OPERATING REVENUE

Advertising revenue from the Company's financial content websites increased by $19,000 or 11% to $193,000 for the three months ended March 31, 2001 from $174,000 for the comparable prior year period. The advertising revenue increase relates to inclusion of 3 months revenues from our Norwegian website compared to only 2 months in the first quarter 2000. Subscription revenue increased by $196,000 or 211% to $289,000 from the comparable period in 2000 primarily due to subscription services on the Company's Norwegian website. Commission income increased by $446,000 or 90% to $943,000 from the comparable three month period in 2000 due to the Company's broker/dealer subsidiary, Dalton Kent, which the Company acquired in August 2000. Net gains on principal transactions increased by $1.5 million or 100% over the first quarter last year due to Dalton Kent's operations. Other revenue increased by $253,000 or 815% to $284,000 from the comparable period in 2000. Other revenue primarily relates to other investment income from Dalton Kent and revenues from integrating ecommerce solutions to large institutions.

OPERATING EXPENSES

Cost of advertising revenue increased by $9,000 or 17% for the three months ended March 31, 2000 as compared to the prior three-month period in 2000. Cost of subscription revenue increased by $81,000 or 100% due to subscription revenue from the Company's Norwegian website. Commission expense increased by $1.0 million or 542% from the comparable prior year period primarily due to commissions on Dalton Kent's income.

General and administrative expenses increased by $6.5 million or 69% from the comparable three month period in 2000. Included in general and administrative expenses for the three months ended March 31, 2001 is $2.8 million in non-cash compensatory and licensing expenses, an increase of $623,000 or 29% from the comparable three month period in 2000. The remaining increase in general and administrative expenses of $5.9 million or 81% is primarily attributable to expenses of companies acquired by the Company subsequent to the first quarter of 2000. Dalton Kent contributed $2.6 million of the increase in general and administrative costs. Additionally, the Company recorded a $1.7 million charge in the current period related to the impairment on an office lease in New York that the Company is presently negotiating for lease termination.

Depreciation and amortization expense increased by $3.1 million or 360% from the comparable prior three month period in 2000 due to goodwill amortization primarily from Dalton Kent totaling $2.0 million.

NON-OPERATING ITEMS

Interest income decreased by $531,000 or 58% compared to the first quarter in 2000, due to lower cash balances in the current period.

Net realized and unrealized losses on investments increased by $1.2 million or 266% primarily related to a realized loss on the sale of GlobalEuroNet shares in the current period.

Equity in losses of unconsolidated companies and joint ventures increased by $7.9 million or 305% from the prior year period. The Company's equity losses for the three months ended March 31, 2001 of $5.3 million are primarily due to poor trading performance by the Company's execution platform investees totalling $3.3 million and amortization of excess fair value of the Company's equity investments totaling $1.7 million.

Minority interest in losses of unconsolidated subsidiaries increased by $228,176 or 1184% from $19,268 in the first quarter 2000 due to the 50.1% ownership of Funds Direct which was acquired by the Company in the second quarter of 2000.

NET LOSS

The Company's net loss for the three months ended March 31, 2001 increased by $17.7 million or 307% from the comparable quarter in 2000. This increase was primarily due to an increase in equity in losses of unconsolidated companies of $7.9 million and an increase in operating loss of $8.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $21.7 million as of March 31, 2001. Excluding cash held by subsidiaries, the Company had $19 million in cash and cash equivalents, mostly in money market and fixed deposits, available to continue operations. Net cash used in operating activities increased by $2.5 million to $10.1 million for the three months ended March 31, 2001 compared to the three month period in 2000, due to increased expenditures relating to new companies acquired by the Company subsequent to the first quarter of 2000. Net cash used in investing activities decreased by $7.6 million from net cash used of $5.3 million for the three months ended March 31, 2000 to net cash provided of $2.2 for the three months ended March 31, 2001. The decrease was largely due to a decrease in investments in both securities and unconsolidated companies and joint ventures of $12.0 million and acquisitions of subsidiaries of $4.1 million, offset by a reduction in collections upon maturing certificates of deposit of $9.4 million, proceeds on the sale of Global EuroNet shares of $3.2 million and increased restricted cash of $2.2 million. Net cash provided by financing activities decreased by $17.3 million to $(0.1) million for the three months ended March 31, 2001 from $17.2 million in the comparable three month period in 2000 due to the proceeds from the exercise of options and warrants and the Class A common stock offering in the prior year period.

Subsequent to the quarter end, a further $3.5 million in cash was consumed as a result of a settlement of previous outstanding obligations to Dalton Kent's former shareholders.

Net cash consumption for the quarter ended March 31, 2001 was $3.3 million per month. The Company's initiative to reduce cash consumption in the current quarter and beyond include a planned spin-off of the software technology group, divestiture and closure of media office locations and further reductions in corporate overhead expenses. Each of these initiatives will result in additional cash consumption short term. If each of these initiatives is implemented as currently planned, with the anticipated decrease in long term cash consumption that would result therefrom, management believes that existing unrestricted cash and investment balances will be sufficient to meet the Company's operating requirements for the next twelve months. However, there can be no assurance that the foregoing initiatives will be successfully and timely implemented or that, if implemented, they will result in the long term reduction of cash consumption currently anticipated by management. In this event, the Company could require additional equity capital to continue operations for the twelve months. There can be no assurance that such additional equity capital would be available.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1999, a complaint was filed, in which ICG was named as co-defendant in a lawsuit alleging damages of approximately $1,000,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. ICG and the co-defendants filed a motion to dismiss the complaint, which was heard by the Court on October 21, 1999. On June 28, 2000, the court allowed the motions for summary judgment that had been filed by all parties, including ICG. By judgment dated September 15, 2000, the Court entered judgment dismissing the case in its entirety and denied plaintiffs' motion for new trial, or alternatively, to alter or amend judgment, which ICG and its co-defendants had opposed. Plaintiffs filed a notice of appeal to the Massachusetts Appeals Court on November 17, 2000. On January 16, 2001 the Appeal was docketed with the Appeals Court, and a briefing schedule set. To date, plaintiffs have filed their principal brief in the Appeal and ICG and the co-defendants have filed opposing briefs. No date has been set for oral arguments. Management is vigorously opposing these claims, however, the ultimate outcome is presently undeterminable. Accordingly, in the opinion of management, any potential liability with respect to this litigation is not presently determinable and no provision has been made in the accompanying financial statements for any potential liability.

In September 2000, an action was commenced against the Company and certain of its officers and directors by minority shareholders of GlobalNet Securities Corp. in the Supreme Court of the State of New York. The minority shareholders and directors of GlobalNet Securities Corp., a registered broker/dealer in which the Company owns the majority interest, allege, among other things, that the defendants are in breach of the stock purchase agreement and exchange agreement pursuant to which the Company purchased its interest in GlobalNet Securities Corp. The complaint seeks damages in an amount to be determined at trial. The Company believes that the suit is without merit and intends to defend the claims vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS

                  NONE.

         (B)      REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the quarter for which this report was filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GLOBALNET FINANCIAL.COM, INC.

Date: May 15, 2001                  BY: /S/ W. THOMAS HODGSON
                                       -----------------------------------------
                                        W. Thomas Hodgson
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Date: May 15, 2001                  BY: /S/ RICHARD GUEST
                                       -----------------------------------------
                                        Richard Guest
                                        Chief Financial Officer