Form 10QSB
period 2001-06-30
GLOBALNET FINANCIAL COM INC
filed 2001-08-24
CIK 832324

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                     YES [X]                        NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF AUGUST 4, 2001 WAS AS FOLLOWS: 22,600,453 SHARES OF COMMON STOCK AND 34,225,000 SHARES OF CLASS A COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                     YES [ ]                        NO [X]

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                  (In thousands of dollars except share data)

                                                                                                     JUNE 30,     DECEMBER 31,
                                                                                                       2001           2000
                                                                                                    ---------       --------
                                                                                                    (Unaudited)     (Audited)
ASSETS
Current assets:
Cash and cash equivalents                                                                           $   8,883       $ 30,857
Certificates of deposit and U.S. treasury bills                                                             6          3,158
Accounts receivable                                                                                       323            873
Due from affiliates                                                                                         0            260
Securities owned at market value                                                                          114            903
Securities not readily marketable, at fair value                                                            0              0
Prepaid expenses and other current assets                                                               2,980          1,706
                                                                                                    ---------       --------

                  Total Current Assets                                                                 12,306         37,757

Equity in unconsolidated companies and joint ventures                                                  21,565         40,184
Investments                                                                                            15,137         11,636
Licensing and promotion agreements, net of accumulated amortization of $4,681 and $3,975                    0            749
Restricted cash                                                                                         2,237          2,315
Other assets                                                                                            1,229            778
Fixed assets, net of accumulated depreciation of $1,279 and $981                                        3,728          3,533
Goodwill, net of accumulated amortization of $6,133 and $6,580                                          9,853         25,075
                                                                                                    ---------       --------

                  Total                                                                             $  66,055       $122,027
                                                                                                    =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                                               $   7,320       $  4,225
Payable to customers                                                                                    1,313              0
Deferred revenue                                                                                          101             60
                                                                                                    ---------       --------

                  Total Current Liabilities                                                             8,734          4,285
                                                                                                    ---------       --------

Noncurrent liability                                                                                    1,023              0

Minority interest in consolidated subsidiaries                                                          1,667          2,330

Commitments and contingencies

Stockholders' equity:
Preferred Stock - $.001 par value; 20,000,000 shares
     authorized, none outstanding
Class A common stock - $.001 par value;
     50,000,000 shares authorized, 34,225,000 outstanding
     as of 6/30/01 and 12/31/00, respectively                                                              34             34
Class B Common Stock - $.001 par value; 25,000,000
     authorized, none outstanding
Common Stock - $.001 par value, 50,000,000
     shares authorized; 22,600,453 and 16,529,468 issued
     as of 6/30/01 and 12/31/00, respectively                                                              23             17
Additional paid in capital                                                                            250,101        229,298
Common stock payable                                                                                      773         16,822
Accumulated deficit                                                                                  (160,479)       (99,088)
Unearned compensatory and licensing costs                                                              (2,038)        (3,223)
Accumulated other comprehensive income (loss)                                                         (29,327)       (24,124)
Subscription receivable                                                                                     0            (33)
Treasury stock, at cost, (1,025,495 and 910,595 common shares as of 6/30/01
     and 12/31/00, respectively)                                                                       (4,456)        (4,291)
                                                                                                    ---------       --------

Total Stockholders' Equity                                                                             54,631        115,412
                                                                                                    ---------       --------

     Total                                                                                          $  66,055       $122,027
                                                                                                    =========       ========





See "Notes to Consolidated Financial Statements."

                         GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (In Thousands of dollars except per share data)

                                                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                       --------------  --------------  --------------  --------------
OPERATING REVENUE:
Commission income                                        $       980     $        66     $     1,923     $       563
Advertising revenue                                              102             258             295             467
Subscription revenue                                             331             169             620             262
Private placement fees                                             0             265               0             265
Net gains on principal transactions                              995               0           2,501               0
Other revenue                                                    274              38             559              69
                                                         -----------     -----------     -----------     -----------

Total operating revenue                                        2,682             796           5,898           1,626

OPERATING EXPENSES:
Cost of advertising and subscription revenue                      29             139             171             225
Commission expense                                               807              43           1,942             220
General and administrative expenses                           16,256          12,321          32,194          21,767
Loss on disposal and abandonment                              15,819               0          15,819               0
Depreciation and amortization                                  3,964           1,248           7,903           2,105
                                                         -----------     -----------     -----------     -----------

Total operating expenses                                      36,875          13,751          58,029          24,317

Operating loss                                               (34,193)        (12,955)        (52,131)        (22,691)

OTHER INCOME (EXPENSE):
Interest income                                                  162             842             540           1,751
Net realized and unrealized gains (losses) on
   marketable and not readily marketable securities             (183)         (1,054)           (923)           (609)
Equity in losses of unconsolidated
   companies and joint ventures                               (4,108)         (2,881)         (9,451)           (276)
Minority interest in losses of
   consolidated subsidiary                                       379              15             626              34
Other, net                                                         0               0             (52)              0
                                                         -----------     -----------     -----------     -----------


Total other income (expense)                                  (3,750)         (3,078)         (9,260)            901
                                                         -----------     -----------     -----------     -----------

Net loss                                                 $   (37,943)    $   (16,033)    $   (61,391)    $   (21,790)
                                                         ===========     ===========     ===========     ===========

Basic and diluted loss per share                         $     (1.52)    $     (0.89)    $     (2.61)    $     (1.29)
                                                         ===========     ===========     ===========     ===========

Weighted average common shares outstanding
     basic and diluted                                    24,978,154      18,082,433      23,519,379      16,898,930
                                                         -----------     -----------     -----------     -----------




See "Notes to Consolidated Financial Statements."

                         GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                  (UNAUDITED)
                           (In thousands of dollars)

                                                                                                  SIX MONTHS ENDED
                                                                                           JUNE 30, 2001   JUNE 30, 2000
                                                                                           --------------  --------------
Cash flows from operating activities:
 Net loss                                                                                       $(61,390)       $(21,790)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                                                   7,903           2,105
   Loss on sale or abandonment ofsubsidiaries                                                     15,819               0
   Equity in losses of unconsolidated companies and joint ventures                                 9,451             276
   Minority interest in losses of consolidated subsidiaries                                         (626)            (34)
   Realized loss on sales of securities                                                              769               0
   Change in unrealized (appreciation) depreciation of securities                                     (3)           (609)
   Compensation to consultants paid with stock, options and warrants                               3,184           5,695
   Receipt of securities in payment of fees                                                            0            (188)
   Other items                                                                                       848              16
   Changes in:
     Accounts receivable and due from affiliates                                                     810              23
     Securities owned at market value                                                                789               0
     Prepaid expenses and other current assets                                                    (1,274)         (1,151)
     Licensing and other assets                                                                      298          (1,120)
     Accounts payable and accrued expenses                                                         3,095            (297)
     Payables to customers                                                                         1,313               0
     Long term liabilities                                                                         1,023               0
     Deferred revenue                                                                                 41               0
                                                                                                --------        --------
        Net cash used in operating activities                                                    (17,950)        (15,858)

Cash flows from investing activities:
 Additions to fixed assets                                                                        (1,239)         (2,306)
 Proceeds from sale of securities                                                                  3,159               0
 Collection on certificates of deposits and U.S. treasury bills                                    3,230          14,915
 Investment in restricted cash                                                                         0          (2,202)
 Investment in securities                                                                              0          (7,179)
 Investment in unconsolidated companies and joint ventures                                        (3,822)         (8,577)
 Loan receivable                                                                                    (525)              0
 Acquisition of subsidiaries, net of $1,678 cash received                                            919          (4,523)
 Other items                                                                                           0             107
                                                                                                --------        --------

        Net cash provided by (used in) investing activities                                        1,722          (9,765)

Cash flows from financing activities:
 Proceeds from the exercise of options and warrants                                                    0          22,889
 Collection of Class A common stock offering proceeds                                                  0           8,139
 Dividends paid                                                                                        0             (38)
 Purchase of Treasury Stock                                                                         (165)              0
 Collection of subscription receivable                                                                33              55
                                                                                                --------        --------
        Net cash (used in) provided by financing activities                                         (132)         31,046

               Effect of exchange rates on changes in cash                                        (5,614)              0

Net increase in cash and cash equivalents                                                        (21,974)          5,422
Cash and cash equivalents at beginning of period                                                  30,857          44,523
                                                                                                --------        --------

Cash and cash equivalents at end of period                                                      $  8,883        $ 49,945
                                                                                                ========        ========


Supplemental disclosures of non-cash transactions:

Note payable for acquisitions                                                                        991               0
Issue of common stock for equity investments                                                      16,606               0
Issuance of Common stock for acquisitions                                                          1,556           6,208
Current and long-term liabilities for acquisitions                                                     0           1,545
Gains on equity investees' capital                                                                     0          23,461
Note due from affiliate for sale of fixed assets                                                       0              68

See "Notes to Consolidated Financial Statements."

                         GLOBALNET FINANCIAL.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                                  (Unaudited)

(1)      THE COMPANY

GlobalNet Financial.com, Inc. (the "Company" or "GLBN") had been an international financial internet company involved in providing online financial news, investment tools and transaction services through its internet and broker/dealer subsidiaries, as well as through its strategic equity investment partners. During 2001 the Company restructured its operations, and disposed of certain subsidiaries and curtailed commercial activities in others.

On June 15, 2001 the Company entered into a Merger Agreement with NewMedia SPARK plc ("NMS") pursuant to which the Company will be merged into a wholly owned subsidiary of NMS. The Merger Agreement was amended on July 18, 2001. If approved by the Company's stockholders, NMS will acquire all of the outstanding shares of the Company pursuant to a cash tender offer of $0.36 for each share of common stock and $0.036 per share for each share of Class A common stock. On August 19, 2001, the Company gave notice to NMS that the Company has terminated the Merger Agreement. On August 20, 2001 the Company received a further counter offer to be acquired from NMS. If approved by the Company's board of directors and shareholders, and the tender closes, NMS will acquire all of the outstanding shares of the Company pursuant to a cash tender offer of $0.45 for each share of common stock and $0.045 per share for each share of Class A common stock. On August 21, 2001, the Company's board of directors announced their approval of the counter offer and the execution of a further amendment to the agreement with NMS. Under the amended agreement, the NMS amended cash offer will expire on August 31, 2001.

On August 8, 2001 the Company received a counter bid to be acquired from AISoftware S.p.A. ("AIS"), a company organized under the laws of Italy. If approved, the Company stockholders would have received the equivalent of $0.60 a share in AIS ordinary shares. This offer was rejected by the Company's board of directors because of the significant risk of delay and uncertainty with respect to consummation.

On August 15, 2001 the Company received a further counter offer to be acquired from AIS and AISoftware Acquisitions Corp., a Delaware corporation ("Acquisition"). If approved by the Company's board of directors and stockholders and the tender closes, AIS and Acquisition will acquire all of the outstanding shares of the Company pursuant to a cash tender offer of $0.45 for each share of common stock and $0.045 per share for each share of Class A common stock.

On August 20, 2001 the Company received a further counter offer to be acquired from NMS. If approved by the Company's board of directors and stockholders and the tender closes, NMS will acquire all of the outstanding shares of the Company pursuant to a cash tender offer of $0.45 for each share of common stock and $.0.045 per share for each share of Class A common stock. On August 21, 2001, the Company's board of directors announced their approval of the counter offer and the execution of a further amendment to the agreement with NMS. Under the amended agreement, the NMS amended cash offer will expire on August 31, 2001.

The Company ceased operations of its Matchbook FX Holdings, Inc. ("Matchbook") and America-Invest, Inc. ("America-Invest") subsidiaries and as of June 30, 2001, expensed the remaining carrying value of the assets of Matchbook and America-Invest which amounted to $0.3 million. The Company also ceased operations of its UK-iNvest subsidiary in the period immediately after June 30, 2001. The URL was transferred to ADVAN.com.

(2)      FINANCIAL STATEMENT PRESENTATION

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

(3)      INVESTMENTS

At June 30, 2001, investments include marketable securities available for sale carried at $7.4 million with a cost basis of $31.3 million. Investments held at cost totaled $7.7 million at June 30, 2001.

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

Unrealized gains and losses on securities held at market value by the broker/dealers are recognized as income or loss in the statement of operations as part of net gain on principal transactions or net realized and unrealized losses on investments based upon the nature of the broker/dealers operations in securities. Securities owned, which are listed on a national securities exchange, are valued at their last reported sales price. Securities which trade over-the-counter, are valued at the "bid" price. Securities which do not have a readily ascertainable market value are valued at their estimated fair value as determined by management. Management considers fair value to be cost unless the value has deteriorated or where later investments have been concluded by a significant outside investor, and then the investment is valued at the last per share sales price paid unless circumstances dictate a lower valuation.

The Company also invests in equity instruments of privately held companies for business purposes. These investments are accounted for under the cost method when ownership is less than 20% and the Company does not have significant influence. The Company monitors its investments for impairment and records reductions in carrying values when necessary.

(4)      EQUITY IN UNCONSOLIDATED COMPANIES AND JOINT VENTURES

On February 16, 2001, the Company advanced StockAcademy Limited (formerly GlobeNet Direct Limited) $1.0 million at 6% interest to be repaid within 30 days. On April 19, 2001 the $1.0 million was converted to 6,250,570 shares of common stock of StockAcademy Limited.

On February 28, 2001, the Company entered into a Subscription Agreement with Strategic Analysis (1994) Corporation ("SAC") to purchase 5,200,000 shares of SAC's Class A Multiple Voting shares in exchange for $150,000 and 300,000 shares of the Company's common stock valued at $1.00 per share. In accordance with the terms of the Subscription Agreement, if the average closing price of the Company's stock price is below $5.00 per share when the registration of the previous shares becomes effective, the Company would issue an additional
200,000 shares to SAC as consideration. The Company's equity ownership of SAC is 39.1% of SAC's total outstanding stock as of June 30, 2001.

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

On May 31, 2001, the Company funded $908,938 to StockAcademy Limited in order to pay in full for 800,000 shares of common stock. In addition the Company received $1.4 million from StockAcademy Limited for IT development work. These funds were subsequently used by the Company to pay for an additional 999,430 shares of common stock in StockAcademy Limited.

(5)      ACQUISITIONS AND DISPOSALS

On February 1, 2001 the Company, through its subsidiary GlobalNet Capital Markets Corporation ("GCM"), exercised its option to purchase 10,000,000 shares of common stock of Matchbook for $30,000 as part of the conditions and terms of a promissory note for $300,000 from GCM to Matchbook dated December 7, 2000. With such exercise, the Company owned 80% of Matchbook and consolidated Matchbook's financial position and results of operations with a minority interest in the Company's financial statements from February 1, 2001. The step up acquisition from a 33.3% equity investment to a consolidated subsidiary was accounted for under the purchase method. Matchbook's results of operations were not material prior to acquisition. The purchase price was allocated based on the Company's share of net tangible assets and liabilities assumed, which liabilities assumed exceeded net tangible assets by approximately $(909,000) at date of purchase. The Company's results of operations include Matchbook from February 2001. The excess of purchase price over these additional net liabilities was approximately $939,000, was recorded as goodwill, and was amortized on a straight-line basis over its estimated useful life of five years.

During the three months ended June 30, 2001, the Company ceased Matchbooks operations and expensed the $939,000 of goodwill.

At the end of February 2001, the Company purchased 225,000 shares of Italia-iNvest.com S.p.A. ("Italia-iNvest") held by AISoftware S.p.A. ("AIS"), a 20% investor in Italia-iNvest, for 326,000 shares of the Company's common stock valued at $750,000. In addition, the Company purchased 225,000 shares of Italia-iNvest from Investor Unlimited S.p.A., a 40% investor in Italia-iNvest, in exchange for 525,000 shares of the Company's common stock valued at approximately $656,000. After the purchase of additional interests from AIS and Investor Unlimited S.p.A., the Company owned an 80% interest in Italia-iNvest and consolidated Italia-iNvest's financial position and results of operations with a minority interest in the Company's financial statements from March 1, 2001. The step up acquisition from a 40.0% equity investment to a consolidated subsidiary was accounted for under the purchase method. Italia-iNvest's results of operations were not material prior to acquisition. The purchase price was allocated based on the estimated fair value of net tangible assets acquired, which was approximately $229,000 at the date of purchase. The Company's results of operations include Italia-iNvest from March 1, 2001. The excess of purchase price over these net assets, approximately $1.1 million, was recorded as goodwill and was amortized on a straight-line basis over its estimated useful life of five years.

In connection with the Company's plans to streamline its operations, the Company entered into a Stock Sale, Purchase & Settlement Agreement with Investor Unlimited S.p.A. to sell Italia-iNvest. Pursuant to this agreement, the Company paid $300,000 to fund Italia-iNvest operations through June 25, 2001, and will sell all of its shares in Italia-Invest to Investor Unlimited S.p.A. for nominal consideration of $1.00. This agreement includes a clause under which the Company is entitled to compensation on a sliding scale if Investor Unlimited S.p.A. sells Italia-iNvest within two years of the agreement. If a capital increase occurs within 270 days of the agreement, the Company has right to a share of the capital increase on a sliding scale. The Company's results of operations include Italia-iNvest through June 22, 2001 and the loss on disposal of $1.3 million as of June 30, 2001.

On February 21, 2001, the Company purchased Canada Holdings ("Canada") from National Bank Financial for 100,000 shares of the Company's common stock valued at $150,000 and a $1.3 million promissory note. In addition, the Company repaid all indebtedness that Canada and its subsidiaries owed to National Bank Financial totaling approximately $730,000. After the purchase of National Bank Financial's interest, the Company consolidated Canada's financial position and results of operations in the Company's financial statements from March 1, 2001. The step up acquisition from a 50.0% equity investment to a consolidated subsidiary was accounted for under the purchase method. Canada's results of operations were not material prior to acquisition. The purchase price was allocated based on the estimated fair value of net tangible assets acquired, which was approximately $1.35 million at the date of purchase. The Company's results of operations include Canada from March 1, 2001. The excess of purchase price over these net assets, of approximately $830,000, was recorded as goodwill and was being amortized on a straight-line basis over its estimated useful life of five years.

In connection with its plans to streamline its operations, the Company and its 100% owned subsidiary, Canada Invest.com Holdings Limited ("Canada-Invest") entered into a Share Purchase Agreement with Northern Financial Corporation ("Northern") in June 2001. Pursuant to the agreement, Northern acquired all of the outstanding shares of Canada Invest Direct Inc. from Canada-Invest by issuing debentures with an agreed principal amount of $856,000 which bear interest at 10% per annum and matures on December 31, 2001 and June 30, 2002 and 5,248,000 warrants to purchase the Company's common stock at $0.07 per share over 3 years. The Company's results of operations include Canada
Invest Direct through June 21, 2001 and a loss on disposal of $1.3 million.

On June 21, 2001, the Company arranged the transfer of $327,027 principal amount of Northern Financial Corporation debentures and 2,000,000 Northern Financial Corporation warrants to National Bank Financial in return for National Bank Financial agreeing to reduce the outstanding amounts of Company debentures held by National Bank Financial in an equal amount.

(6)      STOCKHOLDER EQUITY TRANSACTIONS DURING THE SIX MONTHS ENDED JUNE 30,
         2001

On January 15, 2001 the Company issued warrants to purchase 200,000 shares of the Company's common stock at $2.25 per share over three years in conjunction with a twelve month corporate advisory agreement. These warrants, which vest immediately, were valued at their fair market value of $.97 using the Black-Scholes pricing model with the following assumptions: interest rate of 4.72%, dividend yield of 0%, volatility factor of 1.16 and an average expected life of 2 years. The Company is amortizing the value of the warrants, approximately $194,000, to operations over the term of the agreement.

On January 31, 2001 the Company issued 3.1 million shares of common stock valued at $15.3 million, included in common stock payable at December 31, 2000, to three owners of EO for the Company's exercise of its option in August 2000 to acquire a 29.9% interest in EO.

In January 2001 the Company issued 150,000 shares of common stock at a value of $2.56 per share, or $384,000, and warrants to purchase 150,000 shares of the Company's common stock at $3.50 per share over four years in conjunction with the commencement of a public relations consulting agreement through December 31, 2001. These warrants, which vest immediately, were valued at their fair market value of $1.39 using the Black-Scholes pricing model with the following assumptions: interest rate of 4.72%, dividend yield of 0%, volatility factor of
1.16 and an average expected life of 2 years. The Company charged the value of the shares and warrants, approximately $593,000, to operations during the three months ended March 31, 2001.

In February 2001 the Company issued 483,694 additional shares of common stock at a value of $2.81 per share to the shareholders of Synaptics Systems Limited ("Synaptics"), in connection with the failure to meet its contractual obligation as part of the acquisition of its 29.8% equity investment in Synaptics. The Company recorded a charge of $1.4 million to operations for this issuance.

In the six months ended June 30, 2001, the Company purchased an aggregate of 114,900 shares of common stock in the open market for a total of approximately $165,000.

During the six months ended June 30, 2001, the Company issued 30,910 shares of the Company's common stock to the former shareholders of Cyberwolf in connection with the acquisition agreement dated March 1, 2000.


(7)      BUSINESS SEGMENTS

Prior to restructuring its operations, the Company and its subsidiaries had three reportable segments. The Company operated Internet websites, broker/dealers, including an online trading company, and had a corporate administration function. The Company's Internet websites provided comprehensive, internet-based electronic publishing of unique financial content and services. The Company's broker/dealers segment consisted of online trading execution and mutual fund participation operations, as well as placement agents in private financings and financial consulting to various companies.

Information with respect to the Company's reportable segments follows:
(In thousands of dollars)

                                                                                         THREE MONTHS ENDED JUNE 30, 2001
                                                                                 ------------------------------------------------

                                                                                 CORPORATE   BROKER/DEALERS   INTERNET    TOTAL
                                                                                 ----------  ---------------  ---------  --------

Revenues from external customers                                                       (88)           2,235        537     2,683
Interest income                                                                        123               27         13       163
Depreciation and amortization                                                        1,406            2,327        231     3,963
Equity in loss of unconsolidated companies                                          (3,930)               0       (177)   (4,107)
Segment loss                                                                       (18,344)         (15,106)    (4,492)  (37,943)
SIGNIFICANT NONCASH ITEMS:
 Unrealized appreciation of securities                                                (902)             (26)         0      (928)
 Compensation paid with stock, warrants and options                                    549                0          0       549
Segment assets                                                                     (19,775)         (21,788)    (2,852)  (44,415)
Expenditures for long-lived assets                                                  (1,723)              95        185    (1,443)





                                                                                         THREE MONTHS ENDED JUNE 30, 2000
                                                                                 -------------------------------------------------
                                                                                 CORPORATE   BROKER/DEALERS   INTERNET     TOTAL
                                                                                 ----------  ---------------  ---------  ---------

Revenues from external customers                                                  $      0          $   342    $   454   $    796
Interest income                                                                        791                7         44        842
Depreciation and amortization                                                        1,114               11        123      1,248
Equity in loss of unconsolidated companies                                           2,875                0          6      2,881
Segment (loss) income                                                               (9,753)          (1,238)    (5,043)   (16,033)
SIGNIFICANT NONCASH ITEMS:
 Unrealized depreciation of securities                                             (10,616)          (1,054)         0    (11,670)
 Compensation paid with stock, warrants and options                                  3,534                0          0      3,534
Segment assets                                                                     133,531            7,320      8,158    149,009
Expenditures for long-lived assets                                                     367               34        350        751



                                                                                          SIX MONTHS ENDED JUNE 30, 2001
                                                                                 ------------------------------------------------
                                                                                 CORPORATE   BROKER/DEALERS   INTERNET    TOTAL
                                                                                 ----------  ---------------  ---------  --------

Revenues from external customers                                                         0            4,854      1,044     5,898
Interest income                                                                        440               52         48       540
Depreciation and amortization                                                        3,014            4,499        390     7,903
Equity in loss of unconsolidated companies                                          (9,253)               0       (198)   (9,451)
Segment loss                                                                       (33,229)         (19,928)    (8,233)  (61,390)
SIGNIFICANT NONCASH ITEMS:
 Unrealized depreciation of securities                                              (3,667)               3          0    (3,664)
 Compensation paid with stock, warrants and options                                  3,333                0          0     3,333
Segment assets                                                                      56,361            5,986      3,708    66,055
Expenditures for long-lived assets                                                  (1,030)             224        441      (365)

                                                                                          SIX MONTHS ENDED JUNE 30, 2000
                                                                                 -------------------------------------------------
                                                                                 CORPORATE   BROKER/DEALERS   INTERNET     TOTAL
                                                                                 ----------  ---------------  ---------  ---------

Revenues from external customers                                                                    $   842    $   783   $  1,626
Interest income                                                                   $  1,664               25         62      1,751
Depreciation and amortization                                                        1,868               11        227      2,105
Equity in loss of unconsolidated companies                                             242                0         34        276
Segment (loss)                                                                     (11,325)          (1,186)    (9,279)   (21,790)
SIGNIFICANT NONCASH ITEMS:
 Unrealized depreciation of securities                                              (9,658)            (609)         0    (10,267)
 Compensation paid with stock, warrants and options                                  5,695                0          0      5,695
Segment assets                                                                     133,531            7,320      8,158    149,009
Expenditures for long-lived assets                                                     471               79      1,756      2,306

The Company's geographic data is as follows:

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       ----------------------------  ----------------------------

                                                                       JUNE 30, 2001  JUNE 30, 2000  JUNE 30, 2001  JUNE 30, 2000
                                                                       -------------  -------------  -------------  -------------
Revenues from external customers:
 United States                                                             $  1,984       $    346       $  4,589        $   853
 Europe                                                                         698            450          1,308            773
                                                                           --------       --------       --------        -------
                                                                              2,682       $    796          5,898        $ 1,626
                                                                           ========       ========       ========        =======
Segment (loss) income:
 United States                                                             $(31,858)      $(12,401)      $(49,728)      $(15,577)
 Europe                                                                      (6,085)        (3,631)       (11,662)        (6,213)
                                                                           --------       --------       --------        -------
                                                                           $(37,943)      $(16,033)      $(61,390)      $(21,790)
                                                                           ========       ========       ========        =======

                                                                       JUNE 30, 2001
                                                                       -------------
Segment assets:                                                              `000s
 United States                                                              $64,657
 Europe                                                                       1,398
                                                                           --------
                                                                            $66,055
                                                                           ========

Fixed assets, net
 United States                                                             $    616
 Europe                                                                    $  3,112
                                                                           --------
                                                                           $  3,728
                                                                           ========

(8)      COMPREHENSIVE LOSS

The following table sets forth the computation of comprehensive loss:

                                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                               ------------------------------  ------------------------------
                                                               JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                               --------------  --------------  --------------  --------------
Net loss                                                            $(37,943)       $(16,033)       $(61,390)       $(21,790)

Unrealized gains (losses) on securities available for sale:
 Change in unrealized gains (losses)                                    (902)        (10,616)         (3,667)         (9,659)

      Foreign currency translation adjustments                            54          (2,107)         (1,536)         (3,000)

Other comprehensive loss                                                (848)        (12,724)         (5,703)        (12,658)
                                                                    --------        --------        --------        --------

Total comprehensive loss                                            $(38,791)       $(28,757)       $(67,043)       $(34,449)
                                                                    ========        ========        ========        ========



(9)      COMMITMENTS AND CONTINGENCIES

In May 2000, the Company issued a letter of credit in the amount of $1,735,425 to secure future rent payments at office space in New York, New York. The letter of credit is secured by a certificate of deposit and is included in restricted cash on the balance sheet. During the six months ended June 30, 2001 the Company recorded a charge for the impairment of this asset and is in the process of negotiating a settlement for the termination of this lease

In December 2000 the Company issued a letter of credit in the amount of $200,000 to secure future rent payments at office space in Boca Raton, Florida for GCM and Dalton Kent Securities. The letter of credit is secured by a certificate of deposit and is included in restricted cash on the balance sheet.

On March 29, 2001 the Company entered into a settlement agreement with the former shareholders of Dalton Kent Securities Group ("Dalton Kent") as a modification to the Agreement and Plan of Merger ("Agreement") dated July 31, 2000, in which the Company agreed to pay $1,000,000 and issue 1,100,000 shares of the Company's common stock to the shareholders pro rata in accordance with their former ownership in Dalton Kent on April 1, 2001. In addition, the Company paid $2,000,000 pro rata to the shareholders on May 18, 2001, and funded $500,000 to Dalton Kent on May 24, 2001. The $3.5 million cash payable to these shareholders was accrued as an adjustment to the original purchase price goodwill for Dalton Kent.

In 1999 a complaint was filed in which International Capital Growth, Ltd. a Delaware corporation ("ICG") was named as co-defendant in a lawsuit alleging damages of approximately $1,000,000 plus interest and punitive damages, with respect to certain investments made by the plaintiffs in Waste Systems International, Inc. ("WSI"), for which ICG acted as a financial consultant and placement agent in connection with a private offering. The plaintiffs allege that the defendants made numerous fraudulent and negligent misrepresentations to the plaintiffs, that the plaintiffs invested in WSI based on those fraudulent and negligent misrepresentations and that the misrepresentations were the direct and proximate cause of injuries suffered by the plaintiffs. ICG and the co-defendants filed a motion to dismiss the complaint, which was heard by the Court on October 21, 1999. On June 28, 2000, the court allowed the motions for summary judgment that had been filed by all parties, including

ICG. On September 15, 2000 the Court entered judgment dismissing the case in its entirety and denied plaintiffs' motion for new trial, or alternatively, to alter or amend judgment, which ICG and its co-defendants had opposed. Plaintiffs filed a notice of appeal to the Massachusetts Appeals Court on November 17, 2000. On January 16, 2001 the Appeal was docketed with the Appeals Court, and a briefing schedule set. To date, plaintiffs have filed their principal brief in the Appeal and ICG and the co-defendants have filed opposing briefs. No date has been set for oral arguments. Management is vigorously opposing these claims, however, the ultimate outcome is presently undeterminable. Accordingly, in the opinion of management, any potential liability with respect to this litigation is not presently determinable and no provision has been made in the accompanying financial statements for any potential liability.

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


(10)     SUBSEQUENT EVENTS

In the period subsequent to the six months ended June 30, 2001, the Company completed the streamlining of its operations. Media operations ceased in their entirety, with the closure of the American, Canadian, Danish, Dutch, French and German sites. The employment agreements of all staff at these sites were terminated and the assets of these sites were liquidated. The Swedish site will cease operations on August 31, 2001. The Spanish site was sold to the local management, and Sol Bors (the Norwegian subsidiary) was sold to Aston Holdings AS.

Operations of the UK site, UK-iNvest, were wound down after the six months ended June 30, 2001 and employment agreements of all staff were terminated. The assets are in the process of being liquidated. Goodwill was written down within the quarter ended June 30, 2001. The UK URL was transferred to ADVFN.com ("ADVFN") as part of a transaction in which ADVFN assumed certain liabilities of UK-iNvest and issued common stock to UK-iNvest. In addition, UK-iNvest subscribed to 200,000 shares of common stock of ADVFN.

The operations of the Dalton Kent subsidiary were wound down in order to avoid continued cash expenditures. The operations of Matchbook also ceased as noted in Note (5) above. Former officers and stockholders are currently in discussion with the Company to buy its assets and operations.

The Financial Services division has received an offer from the local management to buy Funds Direct which is being reviewed by the Company's management.

The Company is now operating with minimal head office staff and has vacated its London offices, Operations are being carried out from a temporary location within the same building. The Information Technologies Group is currently in negotiation with the Company to purchase certain portions of the business.

The Company made cumulative payments of $2 million dollars to W. Hodgson, R, Goldie and R. Guest in recognition of the termination of their employment agreements.

On July 11, 2001, the Company adopted a Shareholder Rights Plan designed to enhance the Company's ability to protect stockholders against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all stockholders or are otherwise not in the best interests of the Company and its stockholders. Under the Shareholder Rights Plan, after a buyer has acquired 15 percent or more of the voting power of the outstanding shares of the Company's common stock and the Company's Class A common stock without the prior approval of the Company's board of directors, or following the announcement of a tender offer for 15 percent of the voting power of the outstanding shares of the Company's common stock and the Company's Class A common stock, each holder of the Company's common stock will have the right to purchase 1/100th of a newly authorized preferred share that is essentially equivalent to one share of common stock, and each holder of the Company's Class A common stock the right to purchase 1/1000th of a newly authorized preferred share that is essentially equivalent to one share of the Company's Class A common stock. The exercise price for the rights is $.75 per right (or $0.075 for the Class A common stock rights). The rights expire on July 11, 2011. The rights can be redeemed by the Company for $0.001 per right.

On August 13, 2001, amended on August 17, 2001, certain stockholders of the Company filed a derivative and class action suit against the Company's board of directors alleging breaches of fiduciary duty and insider trading. The Company believes the suit is without merit and is considering its response.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the six months ended June 30, 2001, and prior to restructuring its operations, the Company operated as a vertically integrated international financial portal providing online financial news investment tools and transaction services and was structured into three distinct business segments:

 . Brokerage segment consisted of traditional and online securities businesses including the offer and sale of equity securities, options and mutual funds in addition to public offerings and providing financial advisory services,

 . Internet segment which operated Internet websites providing comprehensive internet-based financial investment tools, transaction services and financial news, and

 . Corporate segment, which also included financial services business, which provided business to consumer ("B2C") solutions including online insurance and mortgage products

Our e-finance platforms was divided into three core segments. Media platforms providing real-time share prices, financial news and analysis and personal finance services. Transaction platforms providing brokerage services for United States and United Kingdom stocks, spot foreign exchange trading and platform distribution of equity IPOs and equity related services. Financial services platforms providing spot foreign exchange trading, insurance quotations and mutual funds.

The Company believes that it is in the best interest of the stockholders to spin off the IT groups, while retaining a minority interest, which will allow this business to grow more quickly as an independent business providing services to unexplored sectors. This will further reduce operating expenses within the group. Discussions are currently being held with IT group management.

During the six months ended June 30, 2001 our business model consisted of generating revenues from our online trading platforms as well as from E-commerce and participating in the earnings of other transaction execution platforms in which we maintain ownership interests. The market for online advertising revenue has experienced a significant downturn since the first half of 2000 and as such our management has recognized the need to focus on non-advertising revenue streams.

FORWARD LOOKING STATEMENTS

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Report or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited operating history and prior operating losses and accumulated deficit, the Company's dependence on advertising revenue and sponsorship, the Company's ability to attract and retain quality management needed for the Company's expanded operations, various regulatory requirements of its securities business, and the Company's possible inability to compete in the advertising and domestic or international Internet markets. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's other filings with the Securities and Exchange Commission (the "Commission"), including the risk factors described in the Company's Form 10-KSB filed with the Commission on March 30, 2001.

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO
                        THREE MONTHS ENDED JUNE 30, 2000

OPERATING REVENUE

Advertising revenue from the Company's financial content websites decreased by $0.2 million or 60% to $0.1 million for the three months ended June 30, 2001 from $0.3 million for the comparable prior year period. The decrease in advertising revenue is the result of an overall decline in online advertising since the first half of 2000. Subscription revenue increased by $0.2 million or 95% to $0.3 million from $0.2 million in the comparable period in 2000 due to subscription services on the Company's new Norwegian website. Commission income increased by $0.9 million or 1379% for the three months ended June 30, 2001 from $0.1 million for the comparable period a year earlier due to the company's brokerage/dealer subsidiary, Dalton Kent that the Company acquired in August 2000. Net gains on principal transactions increased by $1 million over the three months ended June 30, 2001 last year due to Dalton Kent's operations.

StockAcademy (formerly GlobalNet Direct).

OPERATING EXPENSES

Cost of advertising and subscription revenue decreased by $0.3 million or 79% to $0.01 million for the three months ended June 30, 2001 from $0.1 million for the comparable three months ended June 30, 2000, corresponding to the decrease in advertising revenue in the current year. Commission expense increased by $0.76 million or 1778% to $0.8 million for the three months ended June 30, 2001 from $0.04 million for the comparable period primarily due to commissions on Dalton Kent's income.

General and administrative expenses increased by $4 million or 32% to $16.3 million for the three months ended June 30, 2001 compared to $12 million during the same three month period in 2000. Included in general and administrative expenses for the three months ended June 30, 2001, is $0.5 million in non-cash transactions, a decrease of $2.5 million. The remaining increase is in part attributable to expenses of companies acquired by the Company subsequent to June 30, 2000. In addition, salaries have risen by $3 million due to increased workforce compared to the same period last year but also due to severance payments as part of the restructuring process undertaken in the first six months. The Company also recorded a charge of $3 million, for payment to former Dalton Kent shareholders with respect to the purchase of Dalton Kent.

Losses incurred on the sale or abandonment of certain subsidiaries increased by $16 million for the quarter ended June 30, 2001 from $0 for the same period in 2000. This is the result of a loss on the sale of subsidiaries for the quarter ended June 30, of $1.3 million relating to Italia Invest and $0.3 million relating to Canada Invest Direct. This included, but is not limited to, the write off of goodwill and the disposal of assets resulting from the Company ceasing its operations in Matchbook and Dalton Kent and expensing the goodwill and carrying value of these subsidiaries of $2.1 million and $9.9 million respectively. In addition, the Company wrote down goodwill relating to Canada of $0.8 million, Italy Invest $1.1 million, GlobalNet Securities Corp $0.2 million and wrote down other assets of $0.4 million. These losses were offset by the transfer of restructuring costs of $1.8 million realting to the termination of the Company's office lease and the reallocation of the office lease expense from an operating to a non-operating expense.

Depreciation and amortization expense increased by $2.7 million or 217% to $3.9 million during the three months ended June 30, 2001 compared to $1.2 million during the same three month period in 2000. The increase reflects the write off of goodwill relating to subsidiaries acquired by the Company since June 30, 2000.

NON-OPERATING ITEMS

Interest income decreased by $0.7 million or 81% to $0.2 million as compared to $0.9 million during the same quarter in 2000, due to lower cash balances and certificates of deposit accounts in 2001.

Net realized and unrealized losses on investments decreased by $0.9 million or 83% for the quarter ending June 30, 2001, from $1.1 million during the same period in 2000 to $0.2 million for the three months ended June 30, 2001. This decrease was related to unrealized losses on the Company's securities being less compared to the prior periods.

Equity in losses of unconsolidated companies and joint ventures increased by $1.2 million or 43% for the three months ended June 30, 2001, from $2.9 million for the comparable quarter in 2000. The Company's equity losses for the three months ended June 30, 2001 are in part due to poor trading performance of the Company's execution platform investees totaling $2.7 million and the write off of goodwill of $1.4 million.

Minority interest in losses in unconsolidated subsidiaries increased by $0.4 million or 2433% to $0.4 million compared to the same period in 2000 in part due to the trading status of Funds Direct, which was acquired by the Company in the second quarter of 2000, and the consolidation of Italia Invest acquired by the Company in the first quarter of 2001.

NET LOSS

The Company's net loss for the three months ended June 30, 2001 increased by $21.9 million or 137% from a net loss of $16 million for the three months ended June 30, 2000 to a net loss of $37.9 million for the three months ended June 30, 2001. This increase was in part due to an increase in operating losses of $21.2 million and an increase of other expenses of $0.7 million.

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO
                         SIX MONTHS ENDED JUNE 30, 2000

OPERATING REVENUE

Advertising revenue from the Company's financial content websites decreased by $0.2 million or 37% to $0.3 million for the six months ended June 30, 2001 from $0.5 million for the comparable prior year period. The decrease in advertising revenue is the result of an overall decline in online advertising since the first half of 2000. Subscription revenue increased to $0.6 million or 136% from $0.3 million in the comparable period in 2000 due to subscription services on the Company's new Norwegian website. Commission income increased by $1.4 million or 242% for the six months ended June 30, 2001 from $0.6 million for the comparable period a year earlier due to the Company's brokerage/dealer subsidiary, Dalton Kent, that the Company acquired in August 2000. Net gains on principal transactions increased by $2.5 million or 100% over the six months ended June 30, 2000, last year due principally to Dalton Kent's operations.

OPERATING EXPENSES

Cost of advertising and subscription revenue decreased by $0.1 million or 74% to $0.1 million for the six months ended June 30, 2001 from $0.2 million for the comparable six months ended June 30, 2000, corresponding to the decrease in advertising revenue in the current year. Commission expense increased by $1.7 million or 783% to $1.9 million for the six months ended June 30, 2001 from $0.2 million for the comparable period primarily due to commissions on Dalton Kent's income.

General and administrative expenses increased by $10.4 million or 48% to $32.2 million for the six months ended June 30, 2001 compared to $21.8 million during the same six month period in 2000. Included in general and administrative for the six months ended June 30, 2001, is $2.7 million in non-cash transactions a decrease of $2.9 million. The remaining increase is in part attributable to expenses of companies acquired by the Company subsequent to June 30, 2000. In addition, salaries have risen by $5 million due to the increased workforce compared to the same period last year but also due to severance payments as part of the restructuring process undertaken in the first six months of the year. The Company also recorded a one time charge of $3 million paid to former Dalton Kent shareholders in connection with the acquisition of Dalton Kent and a $1.7 million charge in the first quarter relating to the termination of an office lease in New York.

Loss on the sale or abandonment of subsidiaries increased by $15.8 million for the six months ended June 30, 2001 from $0 for the same period in 2000. This is the result of a loss on the sale of subsidiaries in the quarter of $1.3 million relating to Italia Invest and $0.3 million relating to Canada Invest Direct. This included, but is not limited to, the write off of goodwill and the disposal of assets resulting from the Company ceasing its operations in Matchbook and Dalton Kent and expensing the goodwill and carrying value of these subsidiaries of $2.1 million and $9.9 million respectively. In addition, the Company wrote down goodwill relating to Canada of $0.8 million, Italy $1.1 million, GlobalNet Securities Corp $0.2 million and wrote down other assets of $0.4 million. These losses were offset by the transfer of restructuring costs of $1.8 million relating to the termination of the Company's office lease and the reallocation of the office lease from an operating to a non-operating expense.

Depreciation and amortization expense increased by $5.8 million or 275% to $7.9 million during the six months ended June 30, 2001 compared to $2.1 million during the same six month period in 2000. The increase reflects the write off of goodwill relating to subsidiaries acquired by the Company since June 30, 2000.

NON-OPERATING ITEMS

Interest income decreased by $1.3 million or 69% to $0.5 million as compared to $1.8 million during the same quarter in 2000, due to lower cash balances and certificates of deposit accounts in the current year compared to 2000.

Net realized and unrealized losses on investments increased by $0.3 million or 52% for the six months ended June 30, 2001, from $0.6 million during the same period in 2000 to $0.9 million for the six months ended June 30, 2001. This increase was due to a realized loss on the sale of GlobalEuroNet shares in the first quarter, an unrealized write down on the Security Corp shares and losses on the sale of Online PLC shares.

Equity in losses of unconsolidated companies and joint ventures increased by $9.2 million or 3,330% for the six months ended June 30, 2001, from $0.3 million for the comparable six months in 2000. The Company's equity losses for the six months ended June 30, 2001 are in part due to poor trading performance of the Company's execution platform investees totaling $6.3 million and a write off of goodwill of $3.1 million.

Minority interest in losses in unconsolidated subsidiaries increased by $0.6 million or 1729% from $34,000 in the same period in 2000 in part due to the trading status of Funds Direct, which was acquired by the Company in the second quarter of 2000, and the consolidation of Italia Invest acquired by the company in the first quarter of 2001.

NET LOSS

The Company's net loss for the six months ended June 30, 2001 increased by $39.6 million or 182% from a net loss of $21.8 million for the six months ended June 30, 2000 to a net loss of $61.4 million for the six months ended June 30, 2001. This increase was in part due to an increase in operating losses of $29.3 million and an increase of other expenses of $8.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The implementation of the business plan is capital intensive as a result of the costs incurred in launching financial oriented sites in new countries. The Company has found it difficult to maintain the level of investment needed in order to bring these sites to maturity. As a result a restructuring program has been undertaken to maximize the return to shareholders. Strategic purchasers for the financial sites have been sought, and where not found, the sites have been, or will be closed. This will leave the company in a position to receive bids for the value and investments in its transaction subsidiaries.

Cash and cash equivalents totaled $8.9 million, as of June 30, 2001. Net cash used in operating activities increased by $2.1 million to $18 million for the six months ended June 30, 2001 from $15.9 million in the comparable six month period in 2000, due to the increased spending on an expanded Company network and also due to the restructuring of the Company. Net cash provided by investing activities increased by $11.5 million from net cash used of $9.8 million for the six months ended June 30, 2000 to net cash provided of $1.7 million for the six months ended June 30, 2001. The increase was largely due to sale of investments in Global EuroNet and certificates of deposit. These receipts were offset by investments in Canada Invest Direct and Italia Invest. Net cash provided by financing activities decreased by $31.2 million to $0.1 million used in financing activities for the six months ended June 30, 2001 from $31.1 million in the comparable six month period in 2000.

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

On August 13, 2001, amended on August 17, 2001, certain stockholders of the Company filed a derivative and class action suit against the Company's board of directors alleging breaches of fiduciary duty and insider trading. The Company believes the suit is without merit and is considering its response.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS
None

     (B)  REPORTS ON FORM 8-K

     Form 8-K dated and filed on June 15, 2001

Item 5. Other Events. On June 15, 2001, GlobalNet Financial.com, Inc. entered into a merger agreement with New Media SPARK, plc. Additional information with respect to that transactions was included in the press release issued by the Company on June 15, 2001 and attached as an exhibit to the Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GLOBALNET FINANCIAL.COM, INC.

Date: August 11, 2001    BY: /S/ W. THOMAS HODGSON
                             -----------------------------
                             W Thomas Hodgson
                             Chairman of the Board
                             President and Chief Executive
                             Officer

Date: August 11, 2001    BY: /S/ RON GOLDIE
                             -----------------------------
                             Ron Goldie
                             Chief Operating Officer