Form 10QSB/A
period 2001-06-30
GLOBALNET FINANCIAL COM INC
filed 2001-09-10
CIK 832324

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

                     YES [ ]                        NO [X]

                            Changes to Form 10-QSB

     This amendment to Form 10-QSB was filed to correct the following items:

     The Company has revised its June 30, 2001 financial statements as described in Note ll.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                  (In thousands of dollars except share data)


                                                                                                     JUNE 30,     DECEMBER 31,
                                                                                                       2001           2000
                                                                                                    ---------       --------
                                                                                                    (Unaudited)     (Audited)
                                                                                                     (Note 11)
ASSETS
Current assets:
Cash and cash equivalents                                                                           $   8,883       $ 30,857
Certificates of deposit and U.S. treasury bills                                                             6          3,158
Accounts receivable                                                                                       323            873
Due from affiliates                                                                                         0            260
Securities owned at market value                                                                          114            903
Securities not readily marketable, at fair value                                                            0              0
Prepaid expenses and other current assets                                                               2,980          1,706
                                                                                                    ---------       --------

                  Total Current Assets                                                                 12,306         37,757

Equity in unconsolidated companies and joint ventures                                                  21,565         40,184
Investments                                                                                            15,137         11,636
Licensing and promotion agreements, net of accumulated amortization of $4,681 and $3,975                    0            749
Restricted cash                                                                                         2,237          2,315
Other assets                                                                                            1,229            778
Fixed assets, net of accumulated depreciation of $1,279 and $981                                        3,728          3,533
Goodwill, net of accumulated amortization of $3,950 and $6,580                                          4,331         25,075
                                                                                                    ---------       --------

                  Total                                                                             $  60,533       $122,027
                                                                                                    =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses                                                               $   7,320       $  4,225
Payable to customers                                                                                    1,313              0
Deferred revenue                                                                                          101             60
                                                                                                    ---------       --------

                  Total Current Liabilities                                                             8,734          4,285
                                                                                                    ---------       --------

Noncurrent liability                                                                                    1,023              0

Minority interest in consolidated subsidiaries                                                          1,667          2,330

Commitments and contingencies

Stockholders' equity:
Preferred Stock - $.001 par value; 20,000,000 shares
     authorized, none outstanding
Class A common stock - $.001 par value;
     50,000,000 shares authorized, 34,225,000 outstanding
     as of 6/30/01 and 12/31/00, respectively                                                              34             34
Class B Common Stock - $.001 par value; 25,000,000
     authorized, none outstanding
Common Stock - $.001 par value, 50,000,000
     shares authorized; 22,600,453 and 16,529,468 issued
     as of 6/30/01 and 12/31/00, respectively                                                              23             17
Additional paid in capital                                                                            250,101        229,298
Common stock payable                                                                                      773         16,822
Accumulated deficit                                                                                  (167,930)       (99,088)
Unearned compensatory and licensing costs                                                                (109)        (3,223)
Accumulated other comprehensive income (loss)                                                         (29,327)       (24,124)
Subscription receivable                                                                                     0            (33)
Treasury stock, at cost, (1,025,495 and 910,595 common shares as of 6/30/01
     and 12/31/00, respectively)                                                                       (4,456)        (4,291)
                                                                                                    ---------       --------

Total Stockholders' Equity                                                                             49,109        115,412
                                                                                                    ---------       --------

     Total                                                                                          $  60,533       $122,027
                                                                                                    =========       ========




See "Notes to Consolidated Financial Statements."

                         GLOBALNET FINANCIAL.COM, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (In Thousands of dollars except per share data)


                                                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                       --------------  --------------  --------------  --------------
                                                          (Note 11)                       (Note 11)
OPERATING REVENUE:
Commission income                                        $       980     $        66     $     1,923     $       563
Advertising revenue                                              102             258             295             467
Subscription revenue                                             331             169             620             262
Private placement fees                                             0             265               0             265
Net gains on principal transactions                              995               0           2,501               0
Other revenue                                                    274              38             559              69
                                                         -----------     -----------     -----------     -----------

Total operating revenue                                        2,682             796           5,898           1,626

OPERATING EXPENSES:
Cost of advertising and subscription revenue                      29             139             171             225
Commission expense                                               807              43           1,942             220
General and administrative expenses                           16,256          12,321          32,194          21,767
Loss on disposal and abandonment                              23,270               0          23,270               0
Depreciation and amortization                                  3,964           1,248           7,903           2,105
                                                         -----------     -----------     -----------     -----------

Total operating expenses                                      44,326          13,751          65,480          24,317

Operating loss                                               (41,644)        (12,955)        (59,582)        (22,691)

OTHER INCOME (EXPENSE):
Interest income                                                  162             842             540           1,751
Net realized and unrealized gains (losses) on
   marketable and not readily marketable securities             (183)         (1,054)           (923)           (609)
Equity in losses of unconsolidated
   companies and joint ventures                               (4,108)         (2,881)         (9,451)           (276)
Minority interest in losses of
   consolidated subsidiary                                       379              15             626              34
Other, net                                                         0               0             (52)              0
                                                         -----------     -----------     -----------     -----------


Total other income (expense)                                  (3,750)         (3,078)         (9,260)            901
                                                         -----------     -----------     -----------     -----------

Net loss                                                 $   (45,394)    $   (16,033)    $   (68,842)    $   (21,790)
                                                         ===========     ===========     ===========     ===========

Basic and diluted loss per share                         $     (1.82)    $     (0.89)    $     (2.93)    $     (1.29)
                                                         ===========     ===========     ===========     ===========

Weighted average common shares outstanding
     basic and diluted                                    24,978,154      18,082,433      23,519,379      16,898,930
                                                         -----------     -----------     -----------     -----------




See "Notes to Consolidated Financial Statements."

                         GLOBALNET FINANCIAL.COM, INC.
                             CONSOLIDATED STATEMENT
                                 OF CASH FLOWS
                                  (UNAUDITED)
                           (In thousands of dollars)


                                                                                                  SIX MONTHS ENDED
                                                                                           JUNE 30, 2001   JUNE 30, 2000
                                                                                           --------------  --------------
                                                                                              (Note 11)
Cash flows from operating activities:
 Net loss                                                                                       $(68,842)       $(21,790)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                                                   7,903           2,105
   Loss on sale or abandonment ofsubsidiaries                                                     23,270               0
   Equity in losses of unconsolidated companies and joint ventures                                 9,451             276
   Minority interest in losses of consolidated subsidiaries                                         (626)            (34)
   Realized loss on sales of securities                                                              769               0
   Change in unrealized (appreciation) depreciation of securities                                     (3)           (609)
   Compensation to consultants paid with stock, options and warrants                               3,184           5,695
   Receipt of securities in payment of fees                                                            0            (188)
   Other items                                                                                       849              16
   Changes in:
     Accounts receivable and due from affiliates                                                     810              23
     Securities owned at market value                                                                789               0
     Prepaid expenses and other current assets                                                    (1,274)         (1,151)
     Licensing and other assets                                                                      298          (1,120)
     Accounts payable and accrued expenses                                                         3,095            (297)
     Payables to customers                                                                         1,313               0
     Long term liabilities                                                                         1,023               0
     Deferred revenue                                                                                 41               0
                                                                                                --------        --------
        Net cash used in operating activities                                                    (17,950)        (15,858)

Cash flows from investing activities:
 Additions to fixed assets                                                                        (1,239)         (2,306)
 Proceeds from sale of securities                                                                  3,159               0
 Collection on certificates of deposits and U.S. treasury bills                                    3,230          14,915
 Investment in restricted cash                                                                         0          (2,202)
 Investment in securities                                                                              0          (7,179)
 Investment in unconsolidated companies and joint ventures                                        (3,822)         (8,577)
 Loan receivable                                                                                    (525)              0
 Acquisition of subsidiaries, net of $1,678 cash received                                            919          (4,523)
 Other items                                                                                           0             107
                                                                                                --------        --------

        Net cash provided by (used in) investing activities                                        1,722          (9,765)

Cash flows from financing activities:
 Proceeds from the exercise of options and warrants                                                    0          22,889
 Collection of Class A common stock offering proceeds                                                  0           8,139
 Dividends paid                                                                                        0             (38)
 Purchase of Treasury Stock                                                                         (165)              0
 Collection of subscription receivable                                                                33              55
                                                                                                --------        --------
        Net cash (used in) provided by financing activities                                         (132)         31,046

               Effect of exchange rates on changes in cash                                        (5,614)              0

Net increase in cash and cash equivalents                                                        (21,974)          5,422
Cash and cash equivalents at beginning of period                                                  30,857          44,523
                                                                                                --------        --------

Cash and cash equivalents at end of period                                                      $  8,883        $ 49,945
                                                                                                ========        ========


Supplemental disclosures of non-cash transactions:

Note payable for acquisitions                                                                        991               0
Issue of common stock for equity investments                                                      16,606               0
Issuance of Common stock for acquisitions                                                          1,556           6,208
Current and long-term liabilities for acquisitions                                                     0           1,545
Gains on equity investees' capital                                                                     0          23,461
Note due from affiliate for sale of fixed assets                                                       0              68


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


On August 20, 2001 the Company received a further counter offer to be acquired from NMS. Pursuant to the terms of the counter offer, NMS will acquire all of the outstanding shares of the Company pursuant to a cash tender offer of $0.45 for each share of common stock and $.0.045 per share for each share of Class A common stock. On August 21, 2001, the Company's board of directors announced their approval of the counter offer and the execution of a further amendment to the agreement with NMS. On September 4, 2001, NMS announced that it has accepted for payment all shares of common stock and Class A common stock of the Company validly tendered and not withdrawn. The preliminary results of the offer indicate that shares representing approximately 71% of the combined voting power of the Company were validly tendered and not withdrawn. NMS subsequently announced that it will provide a subsequent offering period of 5 business days for all the outstanding shares of the Company's common stock and Class A common stock beginning Tuesday, September 4, 2001 at 9:00 a.m. New York time and expiring at 5:00 p.m. New York time, on Monday, September 10, 2001.


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

Information with respect to the Company's reportable segments follows:
(In thousands of dollars)

                                                                                         THREE MONTHS ENDED JUNE 30, 2001
                                                                                 ------------------------------------------------

                                                                                 CORPORATE   BROKER/DEALERS   INTERNET    TOTAL
                                                                                 ----------  ---------------  ---------  --------

Revenues from external customers                                                       (88)           2,235        537     2,683
Interest income                                                                        123               27         13       163
Depreciation and amortization                                                        1,406            2,327        231     3,963
Equity in loss of unconsolidated companies                                          (3,930)               0       (177)   (4,107)
Segment loss                                                                       (25,796)         (15,106)    (4,492)  (45,394)
SIGNIFICANT NONCASH ITEMS:
 Unrealized appreciation of securities                                                (902)             (26)         0      (928)
 Compensation paid with stock, warrants and options                                    549                0          0       549
Segment assets                                                                      50,839            5,986      3,708    60,533
Expenditures for long-lived assets                                                  (1,723)              95        185    (1,443)






                                                                                         THREE MONTHS ENDED JUNE 30, 2000
                                                                                 -------------------------------------------------
                                                                                 CORPORATE   BROKER/DEALERS   INTERNET     TOTAL
                                                                                 ----------  ---------------  ---------  ---------

Revenues from external customers                                                  $      0          $   342    $   454   $    796
Interest income                                                                        791                7         44        842
Depreciation and amortization                                                        1,114               11        123      1,248
Equity in loss of unconsolidated companies                                           2,875                0          6      2,881
Segment (loss) income                                                               (9,753)          (1,238)    (5,043)   (16,033)
SIGNIFICANT NONCASH ITEMS:
 Unrealized depreciation of securities                                             (10,616)          (1,054)         0    (11,670)
 Compensation paid with stock, warrants and options                                  3,534                0          0      3,534
Segment assets                                                                     133,531            7,320      8,158    149,009
Expenditures for long-lived assets                                                     367               34        350        751



                                                                                          SIX MONTHS ENDED JUNE 30, 2001
                                                                                 ------------------------------------------------
                                                                                 CORPORATE   BROKER/DEALERS   INTERNET    TOTAL
                                                                                 ----------  ---------------  ---------  --------

Revenues from external customers                                                         0            4,854      1,044     5,898
Interest income                                                                        440               52         48       540
Depreciation and amortization                                                        3,014            4,499        390     7,903
Equity in loss of unconsolidated companies                                          (9,253)               0       (198)   (9,451)
Segment loss                                                                       (40,681)         (19,928)    (8,233)  (68,842)
SIGNIFICANT NONCASH ITEMS:
 Unrealized depreciation of securities                                              (3,667)               3          0    (3,664)
 Compensation paid with stock, warrants and options                                  3,333                0          0     3,333
Segment assets                                                                      50,839            5,986      3,708    60,533
Expenditures for long-lived assets                                                  (1,030)             224        441      (365)


                                                                                          SIX MONTHS ENDED JUNE 30, 2000
                                                                                 -------------------------------------------------
                                                                                 CORPORATE   BROKER/DEALERS   INTERNET     TOTAL
                                                                                 ----------  ---------------  ---------  ---------

Revenues from external customers                                                                    $   842    $   783   $  1,626
Interest income                                                                   $  1,664               25         62      1,751
Depreciation and amortization                                                        1,868               11        227      2,105
Equity in loss of unconsolidated companies                                             242                0         34        276
Segment (loss)                                                                     (11,325)          (1,186)    (9,279)   (21,790)
SIGNIFICANT NONCASH ITEMS:
 Unrealized depreciation of securities                                              (9,658)            (609)         0    (10,267)
 Compensation paid with stock, warrants and options                                  5,695                0          0      5,695
Segment assets                                                                     133,531            7,320      8,158    149,009
Expenditures for long-lived assets                                                     471               79      1,756      2,306

The Company's geographic data is as follows:


                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       ----------------------------  ----------------------------

                                                                       JUNE 30, 2001  JUNE 30, 2000  JUNE 30, 2001  JUNE 30, 2000
                                                                       -------------  -------------  -------------  -------------
Revenues from external customers:
 United States                                                             $  1,984       $    346       $  4,589        $   853
 Europe                                                                         698            450          1,308            773
                                                                           --------       --------       --------        -------
                                                                              2,682       $    796          5,898        $ 1,626
                                                                           ========       ========       ========        =======
Segment (loss) income:
 United States                                                             $(31,858)      $(12,401)      $(57,180)      $(15,577)
 Europe                                                                      (6,085)        (3,631)       (11,662)        (6,213)
                                                                           --------       --------       --------        -------
                                                                           $(37,943)      $(16,033)      $(68,842)      $(21,790)
                                                                           ========       ========       ========        =======

                                                                       JUNE 30, 2001
                                                                       -------------
Segment assets:                                                              `000s
 United States                                                              $59,135
 Europe                                                                       1,398
                                                                           --------
                                                                            $60,533
                                                                           ========

Fixed assets, net
 United States                                                             $    616
 Europe                                                                    $  3,112
                                                                           --------
                                                                           $  3,728
                                                                           ========

(8)      COMPREHENSIVE LOSS

The following table sets forth the computation of comprehensive loss:


                                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                               ------------------------------  ------------------------------
                                                               JUNE 30, 2001   JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                               --------------  --------------  --------------  --------------
Net loss                                                            $(37,943)       $(16,033)       $(68,842)       $(21,790)

Unrealized gains (losses) on securities available for sale:
 Change in unrealized gains (losses)                                    (902)        (10,616)         (3,667)         (9,659)

      Foreign currency translation adjustments                            54          (2,107)         (1,536)         (3,000)

Other comprehensive loss                                                (848)        (12,724)         (5,203)        (12,658)
                                                                    --------        --------        --------        --------

Total comprehensive loss                                            $(38,791)       $(28,757)       $(74,045)       $(34,449)
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


(11) RESTATEMENT

The accompanying financial statements have been restated as of June 30, 2001 and for the periods then ended to reflect an increase in net loss of $7,451,000 and a reduction in total assets and stockholders equity of $5,522,000 attributable to the write-down of the net assets of a wholly-owned subsidiary due to an impairment in its realizable value. The revision encompasses the impairment of the assets of a wholly-owned subsidiary, which was sold in July 2001 for $250,000.



Basic and Diluted share information is as follows:

                             For The                      For The
                           Three Months                 Six Months
                        Ended June 30, 2001          Ended June 30, 2001
                        -------------------          -------------------

Previously stated             ($1.52)                     ($2.61)
Adjustment                      (.30)                       (.32)
Restated                      ($1.82)                     ($2.93)

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


Losses incurred on the sale or abandonment of certain subsidiaries increased by $23 million for the quarter ended June 30, 2001 from $0 for the same period in 2000. This is the result of a loss on the sale of subsidiaries for the quarter ended June 30, of $1.3 million relating to Italia Invest, $0.3 million relating to Canada Invest Direct and $7 million relating to SOL Bors AS. This included, but is not limited to, the write off of goodwill and the disposal of assets resulting from the Company ceasing its operations in Matchbook and Dalton Kent and expensing the goodwill and carrying value of these subsidiaries of $2.1 million and $9.9 million respectively. In addition, the Company wrote down goodwill relating to Canada of $0.8 million, Italy Invest $1.1 million, GlobalNet Securities Corp $0.2 million and wrote down other assets of $0.4 million. These losses were offset by the transfer of restructuring costs of $1.8 million realting to the termination of the Company's office lease and the reallocation of the office lease expense from an operating to a non-operating expense.


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

NET LOSS

The Company's net loss for the three months ended June 30, 2001 increased by $29.4 million or 183% from a net loss of $16 million for the three months ended June 30, 2000 to a net loss of $45.4 million for the three months ended June 30, 2001. This increase was in part due to an increase in operating losses of $28.7 million and an increase of other expenses of $0.7 million.


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


Loss on the sale or abandonment of subsidiaries increased by $23 million for the six months ended June 30, 2001 from $0 for the same period in 2000. This is the result of a loss on the sale of subsidiaries in the quarter of $1.3 million relating to Italia Invest, $0.3 million relating to Canada Invest Direct and $7 million relating to SOL Bors SA. This included, but is not limited to, the write off of goodwill and the disposal of assets resulting from the Company ceasing its operations in Matchbook and Dalton Kent and expensing the goodwill and carrying value of these subsidiaries of $2.1 million and $9.9 million respectively. In addition, the Company wrote down goodwill relating to Canada of $0.8 million, Italy $1.1 million, GlobalNet Securities Corp $0.2 million and wrote down other assets of $0.4 million. These losses were offset by the transfer of restructuring costs of $1.8 million relating to the termination of the Company's office lease and the reallocation of the office lease from an operating to a non-operating expense.


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

NET LOSS


The Company's net loss for the six months ended June 30, 2001 increased by $47 million or 216% from a net loss of $21.8 million for the six months ended June 30, 2000 to a net loss of $68.8 million for the six months ended June 30, 2001. This increase was in part due to an increase in operating losses of $36.9 million and an increase of other expenses of $8.3 million.


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

                            GLOBALNET FINANCIAL.COM, INC.

Date: September 10, 2001    BY: /S/ W. THOMAS HODGSON
                                -----------------------------
                                W Thomas Hodgson
                                Chairman of the Board
                                President and Chief Executive
                                Officer

Date: September 10, 2001    BY: /S/ RON GOLDIE
                                -----------------------------
                                Ron Goldie
                                Chief Operating Officer